Form 10QSB
period 1996-03-31
QCS CORP
filed 1996-05-17
CIK 825517

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON ,  DC  20549

                                  FORM   10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                    --------------  TO --------------.

                        COMMISSION FILE NO.   33-18600-D


                                 QCS CORPORATION
      --------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)

     DELAWARE                                               98-0132465
- -----------------------                                --------------------
(State or other jurisdiction                           (IRS Employer Identifica-
of incorporation or                                         tion Number)
organization)

650 Castro Street, Suite 210, Mountain View, California 94041, U.S.A.
- --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (415) 966-1214
                              ---------------------
                            Issuer's telephone number

                      Former fiscal year:   June  30,  1995
                        New fiscal year:  June 30,  1996

- ---------------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Check whether registrant (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days
YES   x     NO
   --------    --------

As of March 31, 1995, 4,368,937 Convertible Preferred Shares and 15,646,000 Shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:  Yes            No      X
                                                      --------    ---------

                      PART   I   -   FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  INFORMATION

For financial information, please see the Financial Statements on pages F-1 through F-4.

ITEM  2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

In the 3rd quarter of fiscal year 1996, the Company continued to implement its "Retail Partner Program" - enlisting world class retailer clients and providing incentives for the retailer clients to refer their key suppliers to the Company. As an example, K-mart was connected to the QCS Network during this quarter and, through the Retail Partner Program, will be mandating during the next quarter many of its overseas suppliers to also connect with the QCS retail network. Quarterly revenue rose 145% from the corresponding quarter in the last fiscal year and 24% from the last quarter ended December 31, 1995 to reach $385,549. Gross Margin increased further from last quarter's 75% to reach 80% in this quarter. Net loss for the quarter decreased to $251,703. In addition, the Company reorganized its sales force and more closely re-aligned the Company's sales coverage with differing needs of its clients by type and by region. Driven by clients' communication and trading needs, the Company's engineering team continued to add more functionalities to the QCS product and services offering. In addition to existing electronic cataloging, networking and trading features, newly developed functionalities include retail specific news, proforma invoicing, purchase orders, and electronic quality inspection reports. A web-site was created on the Internet to reach a broader audience among various sectors in the global retail industry.

At the end of the quarter, the Company has an order backlog of $55,075 waiting for installation at customer site. A self-install CD-ROM version of the Company's product is currently being developed which, when available, will expedite installation and customer connection, shorten the sales cycle, and enable the Company to earn installation and recurring revenue sooner and reduce or totally eliminate its order backlog.




                         PART  II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings and the Company is not aware of any threatened legal proceedings to which the Company is a party or to which its property is subject.

ITEM  2  CHANGES IN SECURITIES

Not applicable.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

Not applicable.

ITEM  5.  OTHER INFORMATION

Not applicable.

ITEM  6.  EXHIBITS AND REPORT ON FORM 8-K

EXHIBITS

Not applicable.

REPORT ON FORM 8-K

Not applicable.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 10, 1996                            QCS  CORPORATION
                                        ------------------
                                           (REGISTRANT)



                                        --------------------------------
                                        (DABING LI)
                                        CHIEF FINANCIAL OFFICER

QCS CORPORATION

CONSOLIDATED INCOME STATEMENT
FOR THE THREE-MONTHS PERIOD ENDED MARCH 31, 1996
(UNAUDITED)


                                              3 MONTHS ENDED   3 MONTHS ENDED
                                               MAR. 31, 1996    MAR. 31, 1995
SERVICES REVENUE                                 $  385,549     $  157,515

COSTS OF SERVICES RENDERED                           78,403         92,131

GROSS PROFIT                                        307,146         65,384

GENERAL, ADMINISTRATION AND SELLING                 568,760        421,662
EXPENSES

DEPRECIATION & AMORTIZATION                           3,457          1,752

NET INCOME (LOSS) FROM OPERATIONS                  (265,071)      (358,030)

INTEREST INCOME (EXPENSE)                            13,368         15,545

PROFIT (LOSS) BEFORE INCOME TAXES                  (251,703)      (342,485)

PROVISIONS FOR INCOME TAXES                               0              0

NET PROFIT (LOSS) FOR PERIOD                     $ (251,703)    $ (342,485)

FULLY DILUTED NUMBER OF SHARES                   20,014,937     19,904,937
OUTSTANDING

NET PROFIT (LOSS) PER SHARE                      $    (0.01)    $    (0.02)


QCS CORPORATION


CONSOLITATED BALANCE SHEET
AS OF MARCH 31, 1996
(UNAUDITED)



                                                 MAR. 31, 1996    MAR. 31, 1995
ASSETS
CURRENT ASSETS
CASH                                                 625,457         2,070,200
STOCK SUBSCRIPTIONS RECEIVABLE                             0           466,820
TRADE ACCOUNT RECEIVABLE                             523,060           208,694
PREPAID EXPENSES                                           0            32,160
OTHER CURRENT ASSETS                                 106,852            68,277

TOTAL CURRENT ASSETS                               1,255,369         2,846,151

OFFICE EQUIPMENT, NET OF ACC. DEP.                   314,303            63,468


TOTAL ASSETS                                   $   1,569,672     $   2,909,619


LIABILITIES&STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
BANK BORROWINGS                                            0                 0
OTHER LIABILITIES                                          0                 0
ACCOUNTS PAYABLE                                     134,935           186,283
ACCRUED LIABILITIES                                  163,675            41,574

TOTAL CURRENT LIABILITIES                            298,610           227,857

STOCKHOLDERS' EQUITY
COMMON STOCK, PAR VALUE $0.001 PER
SHARE, OUTSTANDING 15,536,000 SHARES
CAPITAL STOCK (SEE TABLE)                          6,165,483         6,055,583

DEFICIT                                           (4,927,294)       (3,322,743)
CURRENCY TRANSL. ADJUSTMENTS                          32,873           (51,078)

TOTAL STOCKHOLDERS' EQUITY                         1,271,062         2,681,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   1,569,672     $   2,909,619


QCS CORPORATION


CONSOLIDATED CAPITALIZATION TABLE
AS OF MARCH 31,  1996
(UNAUDITED)



                                                 MAR. 31 1996      MAR. 31 1995
SERIES 'A', 5 % CONVERTIBLE PREFERENCE STOCK    $      4,369       $     4,369
$0.001 PAR VALUE, AUTHORIZED 5,000,000
SHARES, OUTSTANDING 4,368,937 SHARES

COMMON STOCK, $0.001 PAR VALUE,                       15,646            15,536
AUTHORIZED 40,000,000 SHARES,
OUTSTANDING 15,646,000 SHARES

EXCESS CAPITAL PAID-IN OVER PAR VALUE              6,145,468         6,035,678


TOTAL                                           $  6,165,483       $ 6,055,583


QCS  CORPORATION

STATEMENT OF CASH-FLOWS
FOR THE THREE-MONTHS PERIOD ENDED
MARCH 31, 1996 (UNAUDITED)


                                              3 MONTHS           3 MONTHS
                                                ENDED              ENDED
                                            MAR. 31, 1996      MAR. 31, 1995
CASH FLOWS FROM
OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                     $  (251,703)       $    (342,485)

ADJUSTMENTS TO RECONCILE LOSS FROM
OPERATIONS TO NET CASH CONSUMED

DEPRECIATION AND AMORTIZATION                     3,457                1,752
(INCREASE) OR DECREASE IN ACCOUNTS              (72,790)             (82,647)
RECEIVABLE
(INCREASE) OR DECREASE IN PREPAID                75,361              (11,979)
EXPENSES AND OTHER CURRENT ASSETS
INCREASE OR (DECREASE) IN ACCOUNTS             (122,005)            (160,714)
PAYABLE
INCREASE OR (DECREASE) IN OTHER LIABILITIES     (76,083)            (115,410)


NET CASH GENERATED (USED) IN OPERATIONS        (443,763)            (390,055)

CASH FLOWS FROM INVESTMENT ACTIVITIES

(PURCHASE) DISPOSAL OF OFFICE EQUIPMENT         (13,873)                   0

STOCK SUBSCRIPTIONS RECEIVABLE                        0            1,200,000

NET CASH GENERATED (USED) IN INVESTMENT         (13,873)           1,200,000
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

PROCEEDS (REPAYMENT)OF BANK BORROWINGS                0                    0

PROCEEDS FROM ISSUE OF CAPITAL STOCK                110                    0

NET CASH PROVIDED (USED) BY FINANCING               110                    0
ACTIVITIES

NET INCREASE (DEREASE) IN CASH                 (457,526)             809,945

CASH AT BEGINNING OF PERIOD                   1,104,173            1,256,071

EFFECT OF EXCHANGE RATES ON CASH                (21,190)               4,184

CASH & CASH EQUIVALENTS AT END OF PERIOD    $   625,457        $   2,070,200
