Form 10KSB
period 1996-06-30
QCS CORP
filed 1996-12-09
CIK 825517

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                     FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE FISCAL YEAR ENDED JUNE 30, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

Commission File Number:   33-18600-D
                          ----------

                                   QCS CORPORATION
                                   ---------------
          (Exact name of small business issuer as specified in its charter)


DELAWARE                               98-0132465
(State or other jurisdiction           (IRS Employer
of incorporation or organization)      Identification Number)


                650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA  94041
--------------------------------------------------------------------------------
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                    (415) 966-1214
--------------------------------------------------------------------------------
                              ISSUER'S TELEPHONE NUMBER

Securities registered pursuant to
     Section 12(b) of the Act:          NONE
                                        ----
Securities registered pursuant to
     Section 12 (g) of the Act:         COMMON SHARES, PAR VALUE $.001 PER SHARE
                                        ----------------------------------------
                                                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days       YES  X  NO
                                    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB (   )

Revenues for the twelve-month period ended June 30, 1996 were: $1,031,858. The aggregate market value of the common stock held by non-affiliates of the Issuer as of November 20, 1996 was $25,119,198. The number of shares of Common Stock, par value $.001 per share, outstanding as of November 20, 1996 was 17,266,531.

Documents incorporated by reference:  NONE.
                                      -----
Transitional Small Business Disclosure Format:  YES     NO  X
                                                    ---     -

                                        PART I


ITEM 1.   DESCRIPTION OF BUSINESS

QCS Corporation (the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company provides its users with computer software and related hardware to enable retailers and suppliers to conduct the purchase and sale of merchandise on a global basis. Using Lotus Notes-TM- and industry standard networking protocols and transmitting data over leased "backbone" trunk lines, the Company maintains a secure yet open electronic network which helps retailers conduct on-line communication and transactions with their vendors and suppliers (the "QCS Network"). This communication and trading process is usually referred to in the retail industry as "sourcing." High volumes of products and transaction data need to be exchanged between the retailers and their suppliers in order for buy-sell transactions to be initiated, negotiated and closed. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a manufacturer or a distributor. The QCS Network and the Company's related software products and services are designed to help make this sourcing function substantially more effective and efficient, to facilitate the workflow management of retail industry buyers and sellers, and ultimately to set the standard of sourcing for selected retail industry product categories.

QCS was incorporated in 1994 as a Delaware corporation. QCS owns all of the outstanding shares of its operating subsidiaries, QCS Development Company S.A. and QCS Global Retail Information Network Asia Pacific Ltd. The Company maintains offices in Mountain View, California, Hong Kong and Nice, France. In October, 1994 the Company merged with QCS Corporation, a publicly-held Colorado corporation formerly known as Parkway Capital Corporation ("QCS-Colo") whose shares had traded on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol PRKW, following which QCS was the surviving corporation. After the merger, shares of QCS began trading on the OTC Bulletin Board under the symbol, QCSC.

The Company's principal offices are located at 650 Castro Street, Suite 210, Mountain View, CA 94041 and its telephone number is (415) 966-1214.

For a detailed discussion of risk factors relating to the Company, see "Risk Factors" at the end of this Item 1. Stockholders and prospective investors in the Company should carefully consider these risk factors.

OVERVIEW OF QCS GLOBAL SOURCING SYSTEM

The QCS Network uses industry standard software and worldwide telecommunication protocols. Currently the backbone trunk line telecommunications services are provided by two major complimentary network providers.

Service is provided for a usage volume related fee.

Through the QCS Network, retailers, manufacturers and distributors can exchange their sourcing information electronically in a secure and confidential environment. The QCS Network is designed to provide accuracy, speed, format standardization, comparability and on-screen product images that can be manipulated with relative ease by the end-user. Access to the QCS Network is available to its retail industry clients 24 hours every day in over 180 countries and territories throughout the world.

The QCS Network and the Company's software products and services are designed to address a sourcing and workflow management need in the broad, worldwide consumer retail industry. When utilized to its full capability and employed on a wide-scale basis, the QCS Network is capable of reducing a client's cost of sourcing communication but, more importantly, it can substantially shorten the sourcing process and more effectively manage the quality performance of vendors. Because of that, it enables merchandising, manufacturing and shipping decisions to be made by all parties closer to the selling season, thus helping to provide better informed and timely critical business decisions. The objective is to enable the clients who source product to obtain lower cost, increased sales volume, faster inventory turnover, fewer involuntary price discounts and improved margins and profitability.

OVERVIEW OF THE MARKET BEING ADDRESSED BY THE COMPANY

Due in part to the ever increasing financial awareness and sensitivity of consumers, the retail industry is characterized by intense competition and tightening product margins. In addition, as a result of the concentration and consolidation occurring in the retail industry, consumers can demand more value from retailers in return for their purchasing dollar. To attract and keep these consumers, retailers must offer the products and prices consumers desire while optimizing the tradeoffs among product variety, inventory carrying costs, retail prices and costs of goods. The front end of this optimization process is called "sourcing," an ongoing task that has become increasingly complex with the globalization of retailer-supplier relationships. As a result, retailing is rapidly becoming an information-based industry where success is often influenced by a company's ability to access, sort, view, and decipher immense volumes of product and purchasing data in a very short time frame.

For example, the average large department store carries more than one million stock keeping units ("SKUs") at any one time, each unique in terms of product style, size, color, features, packaging, etc. Each retailer needs to source these SKUs from hundreds or, in some cases, thousands of vendors throughout the world. There is a constant need for communication for sourcing purposes among retailers , manufacturers and distributors regarding products, pricing, delivery, special promotion, packaging, etc. To date, this communication has largely been carried out on paper, on the phone, via fax, through courier services, or through personal contacts. It is time consuming and challenging to stay current, and usually it is very laborious to compare different merchandise buying programs of many different vendors. The Company believes that the result can be, and often is, less than optimal merchandise buying, a misalignment between what the consumers want and what is actually on the store shelf which may cause lost sales, costly retail price discounts, or even unsold merchandise returned to the vendor or manufacturer.

In order to successfully face these challenges, retailers and suppliers are increasingly turning to information technology, and specifically electronic commerce applications, as a means of managing their retailer-supplier relationships. The Company believes that this represents an opportunity for application and service providers who understand the unique requirements of the retail industry and can provide the necessary reliability and security to consummate and manage sourcing transactions.

OVERVIEW OF QCS SERVICES

The QCS Network is designed to address the retail industry's sourcing communication and workflow management needs, for both the retailers and their vendors. Based on an industry standard groupware software development platform, Lotus Notes-TM-, and industry standard networking and electronic mail systems, the QCS Network and QCS's software products and services link retailers and their trading partners through electronic mail, data and full page image exchange. This is done through the interactive exchange of product description documents with text and color images, and administrative documents and forms customized to each retailer's unique requirements. QCS's software products and services include (1) application software and specific image capture hardware for a one time licensing/installation fee, and (2) unlimited network access for a fixed monthly fee or, for most retailers and certain high volume vendors, network access for which the Company charges volume-based recurring usage fees. Hardware requirements are simple -- the single user service requires an industry standard desktop PC with a high quality color display, a color scanner, and a digital camera. The multi-user service requires an image acquisition PC, a QCS server, and multiple local area network ("LAN") work stations. Through the Lotus Notes-TM- replication feature, the QCS Network constantly updates and synchronizes all its data residing both in centrally located system servers and multiple distributed local desktop stations at client sites.

Once on the QCS Network, the retail buyer can select and retrieve the up-to-date information from a worldwide pool of vendors regarding their product offerings. Similarly, a manufacturer or vendor can access the buyers at the large department store retailers, mass merchandisers and specialty chain stores. Product information is input by the vendor following a series of computer prompts, both textual and in color image. When retrieved by retail buyers, the data from all different vendors will appear on the retailer's desk top screen in the retailer's own pre-specified and familiar format, thus making it meaningful and relatively easy to compare products across multiple suppliers for the same merchandise program offering, and at the same time allowing easy interface to the retailer's in-house information systems. Communication between each pair of trading partners on the QCS Network is totally private and on a "store-and-forward basis." The product color images can be edited easily to customize it to the retailer's own private label or for other design, packaging and marketing purposes. Flexibility has been built into the QCS Network, allowing users to establish exclusive links with a particular trading partner, to conduct exclusive communications between groups of users, or to use the QCS Network exclusively for internal purposes to connect a client's world-wide business locations. Access to the QCS Network is executed automatically in the background through a local telephone number dial-up. When traveling on the road, QCS Network users have access to "Traveling Mailboxes" via local phone dial-up numbers in most major cities in the world.

PRODUCT DEVELOPMENT AND/OR ACQUISITIONS

The Company's current technology is based on proven components in the three areas that it addresses: international networking, hardware and software. International networking for the current product line utilizes X.25 networks purchased from leading backbone providers. Hardware platforms supported by the current product line include all PC-based hardware components running MS Windows, MS Windows NT, MS Windows 95, OS/2, and Novell Netware. Software platforms utilized in the current product line include Lotus Notes GroupWare, Standard JPG Image Compression/Decompression applications and some custom C++ code. In addition, QCS software can run on virtually any network protocol within each organization on their LAN.

QCS maintains dedicated Lotus Notes network access servers through both a facility management server site in London, the UK, as well as on its' own premises in the Mountain View, California facilities.

The Company's research and development efforts are directed towards technologies that enable and facilitate the mapping and translation of information between trading parties in the retail industry. All research and development follows the same guidelines as the current technology which QCS has already introduced into the marketplace -- open standards and common operating environments.

QCS uses a multiple products sourcing strategy that includes internal development, acquisitions, alliances, and licensing of applications from third parties. Development of new products and enhancements of existing products are typically performed within QCS. Responsibilities include design, development, documentation and quality assurance. Outside contractors are used for certain aspects of the product development process.

The Company believes that these new products and applications will leverage off existing software and hardware, better serve the Company's retail and vendor clients, increase the appeal of the QCS solutions to the retail industry, and help accelerate the growth of customer acceptance and use of the QCS Network.

The current technology of the QCS Network utilizes industry standards to the extent possible. There will continue to be rapid changes in technology standards, and QCS intends to incorporate these new technologies and methodologies into its service offerings in order to continue to provide leadership products. Today, the QCS software platform is based on the Lotus Notes groupware product.

The QCS product line currently allows suppliers a variety of functions revolving around its product catalog. Various functions allow a supplier to update its catalog, to send portions of its product catalog to potential retail customer world-wide, and to send confidential detailed offers from its catalog to buyers on the QCS Network in a point-to-point mode. The company intends that this base functionality shall remain in all future product offerings; however, the Company plans to enhance its underlying technology to incorporate the most current market standards.

SALES AND MARKETING

The Company is emphasizing sales and marketing in an effort to establish the QCS Network and the Company's software products and services as a retail industry sourcing standard. Marketing offices are located in the United States, France and Hong Kong, covering clients in the Americas, Europe and Asia/Pacific.

The retail industry sourcing process is driven by the retailer in a "hub-and-spoke" fashion, with the retailer at the center of a communicating and trading community. In view of this fact, QCS works with major retailer clients first. QCS and the retailer work together to meet the retailer's sourcing needs and to connect key suppliers. After-sales support includes technical training and 800-number customer support phone lines.

QCS's strategy is predicated on the Company's ability initially to penetrate specific product market segments to prove its concept, followed by a broader expansion of similar services across geographic and/or retail product category boundaries.

This marketing strategy has evolved from over three years of actual experience. Market acceptance of the Company's electronic sourcing concept depends on the establishment of a trading community large enough for retailers and vendors to have choices and comparisons, or, in other words, an installed base that has reached a certain critical mass so that it resembles a "marketplace."
Currently, several major retailers in the U.S., Europe and Asia are Wal-Mart, Kmart, Metro and Petsmart and several other major retailers have implemented the QCS sourcing system for portions of their trading. Additionally, several other major retailers are testing or evaluating the QCS system.

QCS believes that there is an important strategic opportunity in achieving highly accelerated growth. The Company believes it can establish a retail industry trading standard if it can briskly respond to the retailers' drive to have their trading partners connected to the QCS system. As momentum builds in the QCS connect rate, the retail industry needs to understand how the Company can provide a sufficiently large and capable organization to meet the demand. In view of the foregoing, QCS may decide to seek a partnership with a global partner, who is highly regarded in the retail industry, has a global networking and communications expertise and who can provide the necessary sales and marketing as well as technical support infrastructure to accelerate the Company's growth.

The Company's alternative is having to raise substantial funds and to engage itself in the creation of a global marketing and support infrastructure. There is no assurance that the needed funds could be raised or that the infrastructure could be created.


COMPETITION

The Company believes it is still alone in providing its integrated package of computer network sourcing services and workflow management toolset to the retail industry. For retailers, sourcing is the "upstream" trading activity. There are other companies providing similar network services to the retail industry to facilitate its "downstream" activities. These activities include rapid replenishment systems (just in time inventory management), point of sales, data warehousing and micromarketing (analysis of consumer purchasing behavior).
Such "downstream" services do not overlap with the QCS Network in any material fashion.

The rapid growth of the Internet has inspired a large number of companies to provide electronic bulletin boards, advertising services and "yellow page" indexing systems for consumer goods manufacturers and their products. These companies, generally speaking, sell their indexes to aspiring consumer goods vendors and rely on the spontaneous interest of the retailer to engage these advertising vendors. The Company does not believe that the above described generic Internet marketing meets the needs of high volume retail sourcing processes, nor does it provide for any form of quality screening in the final selection of the posted vendors.

While the Company is analyzing the need for adapting its software products and services to provide for end-user access via the Internet, it believes that, at the present moment, the lack of effective software solutions to provide transaction security and selective and controlled access to information on the Internet, make it premature as a practical forum on which to conduct business to business electronic commerce.

The Company expects more professional competition to emerge, even though the timing is not certain. QCS has been marketing its services for more than three years, during which time it has designed and built an extensive suite of application packages and integrated retail systems. In addition, the Company has gained valuable market experience and recognition in its ability to meet customer requirements and provide value added product features and services. The Company believes it is unlikely that a new entrant would and could duplicate all this and gain a credible critical mass and create a global support infrastructure in a significantly shorter period of time.

EMPLOYEES

The Company currently has 23 full time employees, of which six are in sales and marketing, ten are in engineering and network management, and seven in finance and administrative support functions. These employees are located in the United States, Hong Kong and France. None of the employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.


                                     RISK FACTORS

In this section, the Company summarizes certain risks that should be considered by stockholders and prospective investors in the Company. These risks are discussed in greater detail below, and are discussed in context in other sections of this Report. This Report contains forward looking statements regarding, among other matters, the Company's future strategy and prospects for growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause this difference include, but are not limited to, those discussed in the Risk factors set forth below.

HISTORY OF LOSSES AND ACCUMULATED DEFICIT; LIMITED OPERATING HISTORY: From inception in 1993 through June 30, 1996, the Company has generated an accumulated loss of $7,139,967. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. To address these risks, the Company must, among other things, continue to upgrade its technology, commercialize products incorporating such technology, continue to attract, retain and motivate qualified persons and respond to competitive developments. There can be no assurance that the Company will be successful in addressing such risks. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. Furthermore, the Company has a limited operating history focused primarily on integration activities with major retailers. Although the purpose of this integration work has been to establish a strong launch platform to connect large numbers of consumer goods vendors, there can be no certainty that retailers will indeed be successful in enforcing QCS as a retail industry trading standard to their the near future, if ever. Further time may be required to introduce the new QCS work processes into the vendor organizations. This delay would result in continued losses.


ANTICIPATED FLUCTUATIONS IN OPERATING RESULTS: It is anticipated that, as the Company matures, the Company's sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, many of which are outside the control of the Company, including, among others,
(i) the size and timing of significant orders and their fulfillment, (ii) the demand for the Company's products and services, (iii) the number, timing and significance of product enhancements and new product introductions by the Company and its competitors, (iv) changes in pricing policies by the Company or its competitors, (v) changes in the level of operating expenses, (vi) personnel changes, (vii) product defects and other product or service quality problems,
(viii) the results of international expansion and currency fluctuations,
(ix) seasonal trends and (x) general domestic and international economic and political conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operation.

DEPENDENCE ON KEY RETAILERS: A key element of the Company's marketing strategy is the Retail Partner Program whereby the Company works with selected large retailers to encourage their key vendors to connect with the QCS Network. These key "hub" retailers therefore play a vital role in the Company's rate of market penetration and, after the retailers and their vendors are installed with the QCS system, will continue to drive the usage for trading and communication which will have a direct impact on the Company's recurring revenue. Although these retailers have been successful in the past in enforcing standards with their vendors ( e.g. EDI, bar codes), there is no guarantee that these key retailers will (1) succeed in persuading their key suppliers to connect with QCS in order to create a trading community, and (2) succeed in driving the increasing usage volume on the QCS Network in order to create the recurring revenue stream foreseen by the Company.

CONTINUING NEED FOR PRODUCT ENHANCEMENTS: The Company's current version of product offerings will continue to need enhancements and upgrading, driven by client needs as well as rapid technological advances. Although the Company is technologically independent in that it is in a position to pick and choose from the best and most reliable technology that is available in the marketplace, the risk will continue to exist that the Company's clients will always demand the best functionality at the lowest cost and the Company will always have to be current with the latest of technologies and applications. Maintaining continuity, keep current with multiple evolving technologies, satisfy clients, and contain product development costs will always be a challenge. There is no assurance that the Company will always be successful in meeting that challenge.

LENGTHY SALES AND IMPLEMENTATION CYCLE: The adoption of the Company's products and services is often an enterprise-wide decision by prospective customers and can be expected to require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by customers over an extended period of time. As a result, the Company's sales and customer implementation cycles are subject to significant delays over which the Company has little or no control. Such delays due to lengthy sales cycles or delays in customer deployment could have a material adverse effect on the Company's business, financial condition, and operating results and can be expected to cause the Company's operating results to vary significantly from quarter to quarter.

REGULATORY BARRIERS IN CERTAIN FOREIGN MARKETS: The Company's backbone providers, such as SITA, are at present not legally allowed to provide trunk line service in certain key countries such as India and China. These countries have a large concentrated number of manufacturing and exporting firms ideally positioned as the Company's target customer. Until regulatory environments change substantially in this regard, the Company at present can only gain legitimate entry into those key foreign markets through a partnership with a strategic partner having a firmly established global presence. This could mean that the Company may have to change some of its commercial practices in these countries.

POSSIBLE COMPETITIVE ENTRIES: Although, to the best of the Company's knowledge, it is alone in providing the electronic cataloging and networking services to facilitate the global retailing industry's "sourcing" function, competitive entry is and will continue to be a major potential threat. Competitive entrants may be encouraged by the Company's success as well as by its setbacks. There are electronic document interchange or EDI providers serving the retail industry already, some of which have greater financial, human and technological resources than the Company. It is possible that they may choose to present products or services to the marketplace in the same areas that the Company is engaged. In addition, the Internet has experienced explosive growth and attracted many companies engaged in software development to enable electronic transactions on the Internet. Significant technological advances with regards to Internet commerce may invite direct competition in the Company's current marketplace. Such competitive entries may materially impair the Company's ability to penetrate the market and to achieve its financial goals.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY AND KNOW-HOW: The Company creates client-driven applications using technologies available to all in the marketplace. However, some key software elements within the applications are custom designed and developed by the Company. Although the Company is positioned as an amalgamation of software application technology, global networking and, importantly, an address book of industry leading buyers, vendors and service providers, there can be no assurance that some of the Company's customers will not invite other service or application providers to imitate or improve upon the Company's services.

ABILITY TO MANAGE GLOBAL GROWTH: The Company has experienced revenue growth of 114% from fiscal year 1995 to fiscal year 1996. During this time it has added new retailers and vendors and has only recently started to witness sustained and significant usage volume between and among trading partners on the QCS Network. Additional staff and technical support personnel may need to be added in the event the Company begins to experience rapid growth. If these resources are provided through a strategic partnership, synergistic coordination and cooperation is needed among the Company's sales and engineering teams and their counterparts at the strategic partner. Difficulties and ineffectiveness in managing continued growth in liaison with a new strategic partnership could have a material adverse effect on the Company's business and results of operations. If the Company creates its own infrastructure, substantial additional funding will be needed. There is no assurance that the needed funds could be raised or that the global staffing can be successfully implemented.

CONCENTRATION OF OWNERSHIP: As of November 20 1996, Marcel van Heesewijk and Mattheus Wegbrans together own approximately 43.96 % of the outstanding shares of common stock on a fully diluted basis. These major shareholders, if acting in concert regarding issues critical to the Company's business and operations, could either outvote any other shareholder in combination or exert an overwhelming influence upon other shareholders both to the Company's benefit as well as detriment.

ABSENCE OF PUBLIC MARKET LIQUIDITY AND POSSIBLE VOLATILITY OF STOCK PRICE: The public float of the Company's common stock is small, approximately 1.4 million tradable shares versus total shares outstanding of approximately 26.0 million on a fully diluted basis. This situation creates a very thin public market for the trading of the Company's shares. Trading volume on any single day rarely exceeds a few thousand shares, with some days of no trading at all. Limited trading volume entails a high degree of volatility in the stock price. In the 52 week period from October 1, 1995 to September 30, 1996, the bids for the shares of the Company's stock on the OTC Bulletin Board ranged from $.625 to $4.875. Until the Company files a registration statement for additional shares of Common Stock of the Company, this situation of limited liquidity and volatile stock price will most likely persist.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS: Future sales of shares by existing shareholders could also adversely affect the prevailing market price for the Company's common stock. On or before August 1, 1997, the Company's two principal shareholders, Marcel van Heesewijk and/or Mattheus Wegbrans may elect to sell a sizable number of their shares to satisfy certain obligations to the Company's Series A Convertible Preferred Stockholders. Although they intend to privately raise the necessary funds to satisfy their contractual obligations, there is no assurance that, if a sizable transaction of equity were to be deemed desirable, there will be sufficient interest and that, therefore, the market may have to absorb a sizable transaction. If there is insufficient market liquidity, there could be an adverse effect on the prevailing market price for the Company's Common Stock. The vast majority of Common Stock outstanding are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act, and in the future may be sold only pursuant to an effective registration statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the
Securities Act.   The Company is obligated to provide certain registration
rights to the holders of an aggregate of 1,380,531 shares of Common Stock. Certain holders of Series A Convertible Preferred Stock have requested that the Company register their shares of Common Stock of the Company into which their
shares of Series A Convertible Preferred Stock may be converted.   No prediction
can be made as to the effect, if any, that sales of such securities or the availability of such securities for sale will have on the market prices prevailing from time to time. However, even the possibility that a substantial number of the Company's securities may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

PRIVACY AND SECURITY CONCERNS OF ON-LINE COMMERCE: A significant barrier to online commerce and communication is the secure exchange of confidential information over public and private networks. The Company relies on the encryption and authentication technology of its backbone providers and otherwise incorporated in its application software to provide the security and authentication necessary to effect the secure exchange of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the filed of cryptography or other events or developments will not result in a compromise or breach of the systems used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, financial condition, and operating results.

DEPENDENCE ON KEY PERSONNEL AND HIRING OF ADDITIONAL PERSONNEL: The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. In particular, the Company believes that its future success is highly dependent on the continued efforts of the Company's principal shareholders, Marcel van Heesewijk and Mattheus Wegbrans and Todd Myhre, the Company's President and Chief Executive Officer who joined the Company on October 21, 1996. The Company is the beneficiary of a key man life insurance policy for Marcel van Heesewijk for the amount of $1,000,000. The Company does not intend to maintain key man life insurance covering additional key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, engineering, sales and marketing, and finance personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING: The Company requires substantial working capital to fund its business. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. The sale of additional equity or other securities will result in further dilution of the Company's stockholders.

RISK OF CAPACITY CONSTRAINTS AND SYSTEMS FAILURES AND RELATED LIABILITY: A key element of the Company's strategy is to generate a high volume of customer use of the QCS Network. Accordingly, the reliability of the QCS Network is critical to the Company's reputation and its ability to attract new customers and to achieve market acceptance its products and services. The Company believes its products and services are capable of sustaining higher volumes of customer usage and plans to continue to enhance the current capacities. However, an increase in the volume of traffic conducted through the QCS Network could strain the capacity of the software or hardware deployed by the Company, which could lead to system failures. In addition, as the number of customers using the QCS Network increases, there can be no assurance that the infrastructure of the QCS Network will be able to scale accordingly. The Company is dependent upon the telecommunications backbone provided by SITA for access to and usage of the QCS Network. Any disruption in the service provided by SITA or any failure of SITA to handle the anticipated higher volumes of traffic could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to maintain the QCS Network and deliver the Company's products and services.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company maintains offices in the U.S., Hong Kong and France. In Mountain View, California, the Company leases approximately 2,148 square feet of space. The Mountain View lease expires in September, 2000. The Company's Hong Kong operation is housed in a leased floor approximately 2,755 square feet. The Hong Kong lease expires in April, 1998 at which time the Company has an option to renew with rent adjustments for an additional two years. Similarly, the Company's France operation is housed in a leased space of approximately 2,755 square feet, which lease expires in December, 1999 and may be renewed for an additional three years. At present, the Company does not foresee any need beyond these leased spaces in the near future.

ITEM 3.   LEGAL PROCEEDINGS

No legal proceedings were commenced by or against the Company during the fiscal year ended June 30, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                       PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

The following table indicates the high and low bid prices for shares of the Company's Common Stock as quoted under the symbol, QCSC, on the OTC Bulletin Board for each quarter within the fiscal years ended June 30, 1995 and 1996, respectively. The prices shown are representative inter-dealer prices, do not include retail markups, markdowns, or commissions and may not necessarily reflect actual transactions.
                                                      BID PRICES ($)
                                                      --------------

                                                   HIGH           LOW
                                                   ----           ---

     1995
     ----

     First Quarter ended 9/30/94                   1.00           0.375
     Second Quarter ended 12/31/94                 1.375          0.75
     Third Quarter ended 3/31/95                   1.75           0.625
     Fourth Quarter ended 6/30/95                  3.375          2.25


     1996
     ----
     First Quarter ended 9/30/95                   1.375          0.75
     Second Quarter ended 12/31/95                 1.125          0.625
     Third Quarter ended 3/31/96                   3.75           0.9375
     Fourth Quarter ended 6/30/96                  3.375          2.25

As of November 20, 1996, there were approximately 128 shareholders of record and 208 beneficial shareholders of the Company's Common Stock and 11 holders of the Company's Series A Convertible Preferred Stock for which no market is maintained. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock for the foreseeable future. Quarterly dividends of $0.012875 per share began accruing on the Company's Series A Convertible Preferred Stock beginning on November 22, 1994 and began compounding annually as of January 1, 1996. The dividends become payable, subject to legality, upon the liquidation of the Company or six months after the date of conversion of any shares of Series A Convertible Preferred Stock into common stock of the Company. Such dividends shall be paid in cash.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULT OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Report. This section may contain forward looking statements regarding, among other matters, the Company's future strategy and prospects for growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause this difference include, but are not limited to, those discussed throughout this report..

OVERVIEW

     QCS Corporation (the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company provides its users with computer software and related hardware to enable retailers and suppliers to conduct the purchase and sale of merchandise on a global basis. Using Lotus Notes-TM- and industry standard networking protocols and transmitting data over leased "backbone" trunk lines, the Company maintains a secure yet open electronic network which helps retailers conduct on-line communication and transactions with their vendors and suppliers (the "QCS Network"). This communication and trading process is usually referred to in the retail industry as "sourcing." High volumes of products and transaction data need to be exchanged between the retailers and their suppliers in order for buy-sell transactions to be initiated, negotiated and closed. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a manufacturer or a distributor. The QCS Network and the Company's related software products and services are designed to help make this sourcing function substantially more effective and efficient and to facilitate the workflow management of retail industry buyers and sellers.

     The company's revenues are derived from QCS's software products and services which include 1) application software and specific image capture hardware for a one time licensing/installation fee, and (2) network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees. (3) At times, the Company will also derive revenue from consulting and engineering projects.

     From inception in 1993 through June 30, 1996, the Company has generated an accumulated loss of $7,139,967. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets.. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, there can be no assurance that the Company will
sustain growth or achieve profitability.   The Company has only recently started
to witness sustained and significant usage volume between and among trading partners on the QCS Network. Additional staff and technical support personnel may need to be added in a rapid growth scenario.If these resources are provided through a strategic partnership, synergistic coordination and cooperation is needed among the Company's sales and engineering teams and their counterparts at the strategic partner. Difficulties and ineffectiveness in managing continued growth in liaison with a new strategic partnership could have a material adverse effect on the Company's business and results of operations. If the company creates its own infrastructure, substantial additional funding would be needed. There is no assurance that the needed funds could be raised or that the global staffing could be successfully implemented. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace.. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition.

RESULTS OF OPERATIONS

Please note, when comparing fiscal years 1995 and 1996, the financial results are not directly comparable due to the acceleration of the Company's growth and related expenses throughout the two periods.

REVENUES

Net revenues increased 114% from $482.1 thousand in fiscal 1995 (FY95) to $1.032 million in fiscal 1996 (FY96). This increase in revenues was due primarily to adding retailers and suppliers to the network with the resultant installation charges and increased monthly access fees. Also, retail and service providers increased the amount of activity on the network resulting in added usage fee revenues. In addition, there was a material year-end adjustment to the 4th quarter ended June30, 1996 for revenue recognition of $325.6 thousand.

GROSS MARGIN

Gross margin represents revenues less cost of revenues. Cost of revenues consists mainly of the following: (1) labor costs of installing the hardware and software at the customers site; this includes QCS employee costs and subcontracted costs; (2) the costs of the network backbone and hub providers;
(3) 3rd party software costs; and (4) engineering costs for specific revenue generating consulting or product enhancement efforts. Gross margin increased by 589% from $69.4 thousand in FY95 to $477.8 thousand in FY96. Gross margin as a percent of revenues increased from 14% in FY95 to 46% in FY96. This improvement in gross margin was caused partially by economies of scale provided by the large increase in revenues and the fact that network management was performed by QCS's operations staff in FY96 after incurring start-up assistance charges from an external contractor in FY95.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (S,G & A) increased 80% from $1.777 million in FY95 to $3.204 million in FY96. The Company's operating expenses have increased substantially since inception as the investments to assist in growing the business have been made in advance of the resulting revenue increases. The Company believes that continued expansion of its operations is essential to achieving its objectives and, therefore, intends to continue to increase expenditures in these areas in the future.

The Company invested strongly in FY96 in several key areas to get into position to create, accommodate, and sustain potential, substantial growth in the coming quarters. First, the retail industry is truly global in nature. To properly address the appropriate worldwide markets, increased sales and marketing staff and management were added in FY96. These expenses were increased at all three major sales locations; Hong Kong, France and the U. S. The initial steps of a worldwide marketing plan, and improved attention to customer account management, were also funded in FY96. Second, General and administrative expenses also grew in relation to the growth in revenue and broadening, global scope of the operating plans. Third, engineering headcount and expenses were increased to continue to refine and enhance the current product and service offerings. To maintain competitiveness in the very fast-moving software industry, additional engineering expenses also were spent on the analysis and design of future products. Also, there was a material year-end adjustment to the 4th quarter ended June30, 1996 for compensation related to stock options granted of $199.6 thousand. This adjustment was a non-cash item.

The FY96 Net Loss was ($2.712) million, or ($0.20) per share versus a FY95 Net Loss of ($1.735) million or ($0.11) per share.

LIQUIDITY AND CAPITAL RESOURCES

FY96 year-ending Cash and short-term investments of $2.607 million was an increase of $509 thousand over the FY95 year-ending balance of $2.098 million. This increase was generated by $2.5 million raised in equity financing which was partially offset by $2.0 million in cash used for operations and capital expenditures.

The Company's business plan for FY97 calls for continued increases in funding for product development, selling expenses and key management additions. This plan also depends on a continuing growth in the revenue base which will thereby generate increased cash receipts to partially offset the spending growth. The Company does not currently have a bank credit line, but does intend to apply for one in FY97. There can be no assurance that this attempt will be successful. Additional funds will be realized in early FY97 from the receipt of the remaining investment dollars from the equity financing which took place at approximately FY96 year-end. The Company believes that the cash resources available at 6/30/96, the anticipated receipt of the previously mentioned additional equity funds, coupled with at least some growth in collectable revenues, will be sufficient to fund operations for the next year.

However, if the company were to continue to sustain significant losses, beyond the current business plan, the company may be required to attempt to raise further debt or equity funds. Whether of not these fund raising efforts would be successful, the Company might have to reduce operating spending resulting in possible additional negative impacts on the achievement of the Company's objectives.


ITEM 7.  FINANCIAL STATEMENTS

Financial statements and supplementary data are set forth on pages F-1 through F-20 of this Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages as of October 31, 1996 are as follows:

NAME                     AGE  POSITION WITH COMPANY
----                     ---  ---------------------

Todd Myhre               51   President, Chief Executive Officer, Acting Chief
                              Financial and Accounting Officer and Director

Marcel van Heesewijk     37   Executive Vice President of Business Strategies
                              and Alliances, Chairman of the Board of Directors

Mattheus Wegbrans        46   Executive Vice President of Worldwide Sales and
                              Marketing, Director

Lindsay Bury             57   Director



TODD MYHRE, joined QCS in October, 1996 and serves as its President, Chief Executive Officer, Acting Chief Financial Officer and Acting Principal Accounting Officer. Prior joining QCS, Mr. Myhre was a business consultant from September, 1995 to September 1996. In this capacity Mr. Myhre assisted small businesses in strategic planning and implementation of operational plans and objectives. From January, 1993 to September, 1995 Mr. Myhre was the President and Chief Operating Officer of Genus, Inc. a publicly-held semiconductor equipment manufacturer based in Sunnyvale, CA. From January, 1989 to December, 1992,, Mr. Myhre was President and Chief Financial Officer of Optimal Associates where he was responsible for all business operations for this private real estate development and consulting firm. In addition, Mr. Myhre has held management positions with noted industry leaders such as Hewlett-Packard and Intel.

MARCEL VAN HEESEWIJK, Chairman of the Board, and prior to October 18, 1996, was President and Chief Executive Officer since January 1993. Presently, Mr. Van Heesewijk is Executive Vice President of Business Strategies and Alliances. From January, 1990 to June , 1992 Mr. van Heesewijk was the General Manager of European operations for Pande Inc., a software engineering services firm. In addition, Mr. Van Heesewijk has held management positions with Siemens AG in both Germany and Portugal. Mr. van Heesewijk holds a bachelors degree in Economics from the University of Groningen in the Netherlands and a degree of the EAP, European School of Management Studies in Paris, Oxford and Berlin.

MATTHEUS WEGBRANS, has been a Director and has served intermittently as Vice President of Sales & Marketing of the Company since 1993. His prior experience includes Vice President at Digital Equipment Corporation from December, 1994 to August, 1996 where he was responsible for the overall management of its computer systems business in Europe, the Middle East and Africa. Prior to joining QCS in 1993, Mr. Wegbrans was a Director of Software Publishing Corporation from June, 1992 to June, 1993 and a founder and President of NeXT Computer Europe from July, 1990 to May, 1992.


LINDSAY BURY, has been a director of the Company since July, 1996. Mr. Bury is a London-based private investor and business consultant. Mr. Bury serves on the board of directors of several companies listed on the London Stock Exchange including, South Staffordshire Water plc, Unicorn plc, Roxboro plc, The Sage Group and The Electric General Investment Co. He is the Chairman of the Sharp Technology Funds, a holder of the Company's Series A Convertible Preferred Stock.

There are no family relationships among the officers or directors of the Company. The executive officers are elected by and serve at the discretion of the Company's Board of Directors.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company has determined that the filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders of the Company in the fiscal year ended June 30, 1996 (a "Reporting Person") were not met with respect to any Reporting Person required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 1996 and in all prior years.

In particular, the filings required under Section 16(a) by Marcel van Heesewijk and Matthews Wegbrans in connection with their shares of Common Stock of QCS acquired in connection with the merger of QCS and QCS-Colo. in October, 1994 were not made on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

The following table sets forth all remuneration paid by the Company and its subsidiaries to executive officers during the years ended June 30, 1996:

SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION
                                                                                ----------------------
                                                                                AWARDS         PAYOUTS
                                                                                ------         -------
                                        ANNUAL COMPENSATION
                                        -------------------
   Name and Principal                                                  Restr.                             All other
   Position During                                     Other Annual    Stock       Options       LTIP       Compen-
   Fiscal 1996        Year       Salary       Bonus    Compensation    Awards      /SARs         Payouts    sation
---------------------------------------------------------------------------------------------------------------------------
   Marcel             1996       $102,996              $44,307**       --          --            --         --
   van Heesewijk      1995       $ 90,625              $12,983**       --          --            --         --
   President, CEO     1994       $ 11,500                 --           --          --            --         --
    and Director*


   Mattheus           1996          --                    --           --          --            --         --
   Wegbrans***        1995       $22,857               $7,886**        --          --            --         --
   V. President       1994       $11,500                  --           --          --            --         --
   and Director

*On October 21, 1996, Todd Myhre became the Company's President and Chief Executive Officer and Mr. van Heesewijk assumed the position of Executive Vice President of Business Strategies and Alliances.
** Represents car and housing allowances paid to Mr. van Heesewijk and Mr. Wegbrans.
*** Mr. Wegbrans rejoined the Company in August 1996 and did not receive any compensation during fiscal 1996.

STOCK OPTION GRANTS, EXERCISES AND HOLDINGS

There were no stock options granted to the above directors and officers of the Company during the period from July 1, 1995 to June 30, 1996 and none of these directors or officers of the Company exercised options during this period or held stock options as of June 30, 1996.

COMPENSATION OF DIRECTORS

Directors do not receive any cash remuneration for their services as such, although they are reimbursed in accordance with the Company's policy for their expenses in connection with attending meetings of the Board. Directors serving on committees of the Board receive no special compensation for such activities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's common and Series A convertible preferred stock as of November 20, 1996 by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company, (ii) each of the Company's executive officers and directors named in the Summary Compensation Table, and (iv) all current directors and executive officers as a group.


   Name and Address of Beneficial Owner or                Number of Shares
   Group and Nature of Beneficial Ownership(1)            Beneficially Owned       Percent of Class*
------------------------------------------------------------------------------------------------------------
   Marcel van Heesewijk                                          7,914,000                    35.70%
   650 Castro Street
   Mountain View, CA  94041

   Todd S. Myhre(2)                                              1,372,077                     5.83%
   650 Castro Street
   Mountain View, CA  94041

   Mattheus Wegbrans                                             3,531,000                    15.93%
   Chemin de la Cairee - Villa Ariari
   Les Hauts de Saint-Paul
   06140 St Paul de Vence
   France

   Lindsay Bury(3)                                                 953,787                     4.30%
   Millichope Park
   Munslow, Craven Arms
   Shropshire, England SY79HA

   Reinhardt Stille                                              2,124,100                     9.58%
   7 Av. Princesse Grace
   Emily Palace
   98000 Monte-Carlo
   Monaco

   Carlyle-QCS Partners, LP(4)                                   1,601,942                     7.23%
   1001 Pennsylvania Avenue, N.W.
   Washington, D.C. 20004
   United States

   All Directors and Officers as a group (4 persons)(5)         13,770,864                    58.50%


-------------------------------
   1 The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The table is based on information supplied by the directors, officers and principal shareholders.

   2 Includes option to purchase 1,372,077 shares of Common Stock which are exercisable within 60 days of November 20, 1996.

   3 Includes 567,962 shares of Series A Convertible Preferred Stock owned by Sharp Technology Fund I Limited Partnership ("Sharp I") and 305,825 shares of Series A Convertible Preferred Stock owned by Sharp Technology Fund II Limited Partnership ("Sharp II"). In his capacity as Chairman of Sharp I and Sharp II, Mr. Bury has shared voting and investment power with respect to the 873,787 shares and may be deemed to beneficially own such shares. Mr. Bury disclaims beneficial ownership of such shares.

   4 Includes warrants to purchase 145,631 shares of Common Stock which are exercisable within 60 days of November 20, 1996 and assumes conversion of 1,456,311 shares of Series A Convertible Preferred Stock held by Carlyle-QCS partners, LP into 1,456,311 shares of Common Stock.

   5 See Footnote 3.

* Percentage ownership is based on (i) 17,266,531 shares of Common Stock of the Company outstanding as of November 20, 1996, (ii) 4,368,937 shares of Series A Convertible Preferred Stock outstanding as of November 20, 1996, the terms of which shares are substantially equivalent to shares of Common Stock and may be converted into shares of Common Stock at any time at the option of the holder, (iii) 534,152 currently exercisable outstanding warrants to purchase shares of Common Stock at a purchase price of $.01 per share, and
(iv) for Todd Myhre and for All Directors and Officers as a Group only, 1,372,077 outstanding stock options exercisable within 60 days of November 20, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years prior to the date of this Report, there were no transactions or proposed transactions, to which the Company was or is to be a party, in which any of the Company's directors, executive officers or principal shareholders identified above under "Item 11 - Security Ownership of Certain Beneficial Owners and Management" or any member of the immediate family of any such person had or is to have a direct or indirect material interest, except as noted in Note 11, page F-17 under Notes to Consolidated Financial Statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

A list of exhibits required to be filed as part of this Report is incorporated by reference on page 22 of this Report.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1996.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date:
      ---------------                       QCS CORPORATION
                                            (Registrant)



                                            By:       /s/ Todd Myhre
                                                 -----------------------
                                                 Todd Myhre, President, Chief
                                                 Executive Officer, Acting
                                                 Principal Accounting and
                                                 Financial Officer, Director


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AS INDICATED ON NOVEMBER __, 1996.

SIGNATURE                                   TITLE
---------                                   -----


         /s/ TODD MYHRE
------------------------------------   President, Chief Executive Officer,
Todd Myhre                             Acting Principal Accounting and
                                       Financial Officer, and Director



         /s/ MARCEL VAN HEESEWIJK
------------------------------------   Executive Vice President of Business
Marcel van Heesewijk                   Strategies and Alliances, Chairman of
                                       the Board of Directors



         /s/ MATTHEWS WEGBANS
------------------------------------   Vice President of Sales & Marketing,
Matthews Wegbans                       Director



         /s/ LINDSAY BURY
------------------------------------   Director
Lindsay Bury

                                                              INDEX TO EXHIBITS


        EXHIBIT NO.      DESCRIPTION                                                               SEQUENTIALLY
                                                                                                   NUMBERED
                                                                                                   PAGE
  3.1                    Amended Certificate of Incorporation is incorporated by
                         reference to Exhibit 28(ii) to Form 8-K filed November
                         22, 1994


  3.2 By-Laws are incorporated by reference to Exhibit 28(viii) to Form 8-K filed November 22, 1994

  4                      Instruments defining rights of holders the Company's
                         Series A Convertible Preferred Stock are incorporated by
                         reference to Exhibits 28 (i), (ii), (iii) & (iv) to Form 8-K filed November 22, 1994

  11                     Statement re: Computation of per share earnings (loss)                    See page F-3 of the
                                                                                                   Financial Statements
                                                                                                   filed under Item 7
                                                                                                   hereof
  21                     Subsidiaries of the Registrant

  27                     Financial Data Schedule


                                   QCS CORPORATION


                                    -------------









                       REPORT ON AUDITS OF FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                   QCS CORPORATION


                                    -------------


                                       CONTENTS

                                                                    PAGE

Report of Independent Accountants                                   F-1

Consolidated Balance Sheets as of June 30, 1996 and 1995            F-2

Consolidated Statements of Operations for the years ended
  June 30, 1996 and 1995                                            F-3

Consolidated Statements of Cash Flows for the years ended
  June 30, 1996 and 1995                                            F-4

Consolidated Statements of Stockholders' Equity for the years
  ended June 30, 1996 and 1995                                      F-5

Notes to Consolidated Financial Statements                          F6-F18

Report of Independent Accountants on Financial Statement
  Schedule                                                          F-19

Financial Statement Schedule Required by Rule 5-04 of Reg. S-X      F-20

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of QCS Corporation:

We have audited the accompanying consolidated balance sheets of QCS Corporation and subsidiaries ("the Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 13 to the consolidated financial statements, the Company reversed a foreign currency transaction gain on the conversion of intercompany debt to equity in a transaction involving its French subsidiary in fiscal 1995. The financial statements for the year ended June 30, 1995 have been restated for the effects of this adjustment.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

San Francisco, California
November 26, 1996

                                                         QCS CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS
                                                     JUNE 30, 1996 AND 1995

                                                           -------------

                          ASSETS                                              1996                1995
                                                                                             (AS RESTATED)
Current  assets:
   Cash                                                                  $ 2,607,118         $ 2,097,833
   Trade accounts receivable (net of allowance for doubtful
       accounts of $119,960 in 1996 and $56,665 in 1995)                     238,202             234,124
   Other current assets                                                       23,462             236,595
                                                                          ------------        ------------

          Total current assets                                             2,868,782           2,568,552

   Equipment and leasehold improvements (net of accumulated
       depreciation of $33,684 and $20,172, respectively)                    192,933              89,108
   Computer software (net of accumulated amortization of
       $20,023 and $5,926, respectively)                                      36,363              53,829
   Security deposits                                                          37,802               -
                                                                          ------------        ------------

          Total assets                                                   $ 3,135,880         $     2,711
                                                                          ------------        ------------
                                                                          ------------        ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Accounts payable                                                  $   562,705         $   321,454
       Accrued liabilities                                                   396,617             200,510
       Stockholder advances                                                    -                 116,261
       Preference dividend payable                                           362,344               -
                                                                          ------------        ------------

          Total current liabilities                                        1,321,666             638,225
                                                                          ------------        ------------

   Capital lease obligations, long-term portion                                3,806               -
                                                                          ------------        ------------

          Total liabilities                                                1,325,472             638,225
                                                                          ------------        ------------

   Commitments (Note 9)

   Stockholders' equity:
   Common stock, par value $0.001 per share: authorized
          40,000,000 shares; outstanding 16,692,531 (1995:
          15,536,000) shares                                                  16,693              15,536
   Series A convertible preferred stock, par value $0.001 per share; authorized 5,000,000 shares; outstanding
          4,368,937 (1995:  4,368,937) shares (aggregate
          liquidation preference: $4,500,005)                                  4,369               4,369
   Paid-in capital                                                         9,386,893           6,145,468
   Common stock subscriptions receivable                                    (462,584)              -
   Accumulated deficit                                                    (7,139,967)         (4,065,959)
   Cumulative foreign currency translation adjustments                         5,004             (26,149)
                                                                          ------------        ------------

          Total stockholders' equity                                       1,810,408           2,073,265
                                                                          ------------        ------------

              Total liabilities and stockholders' equity                 $ 3,135,880         $ 2,711,490
                                                                          ------------        ------------
                                                                          ------------        ------------

     The accompanying notes are an integral part of these financial statements.

                                 QCS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                 --------------

                                                                             1996             1995
                                                                                        (AS RESTATED)
    Service revenue                                                     $  1,031,858   $    482,140

    Cost of services rendered                                               (554,034)      (412,760)
                                                                         -------------  -------------

    Gross margin                                                             477,824         69,380

    Depreciation and amortization (includes amortization of computer software costs in 1996 and 1995 of $14,097 and $5,926,
         respectively)                                                       (21,789)       (21,874)

    Selling, general and administrative expenses (includes research and development expenditure in 1996 and 1995 of approxi-
         mately $78,000 and $9,000, respectively)                         (3,204,365)    (1,777,223)
                                                                         -------------  -------------

    Operating loss                                                        (2,748,330)    (1,729,717)

    Other (expense) income                                                   (11,184)       (37,310)

    Interest income (expense)                                                 47,850         31,786
                                                                         -------------  -------------

    Net loss                                                            $ (2,711,664)  $ (1,735,241)
                                                                         -------------  -------------
                                                                         -------------  -------------

    Net loss per share of common stock and common stock equivalents
         (Note 3)                                                       $      (0.20)  $      (0.11)
                                                                         -------------  -------------
                                                                         -------------  -------------

    Weighted average number of shares outstanding
         (common stock and  common stock equivalents)                     15,658,840     15,536,000
                                                                         -------------  -------------
                                                                         -------------  -------------


    The accompanying notes are an integral part of these financial statements.

                                QCS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                 -------------

                                                                              1996          1995
                                                                                       (AS RESTATED)
Cash flows from operating activities:
   Net loss                                                              $(2,711,664)  $ (1,735,241)
   Adjustments to reconcile net loss to net cash used in
          operating activities:
       Depreciation and amortization                                           21,789         21,890
       Compensation related to stock options                                  199,630           -
       Changes in accounts and notes receivable                                (4,078)      (195,635)
       Changes in other current assets and security deposit                   175,331        (75,225)
       Changes in accounts payable                                            241,251        (59,938)
       Changes in accrued and other liabilities, net of
          capital lease obligation                                            193,479        137,738
                                                                          ------------  --------------

          Net cash used in operations                                      (1,884,262)    (1,906,411)
                                                                          ------------  --------------

Cash flows from investing activities:

   Purchases of equipment and leasehold improvements, net                    (101,713)       (90,233)
                                                                          ------------  --------------

       Net cash used in investment activities                                (101,713)       (90,233)
                                                                          ------------  --------------

Cash flows from financing activities:
   Proceeds from issuance of capital stock                                  3,042,952      4,580,812
   Common stock subscriptions receivable                                     (462,584)          -
   Repayment of stockholders' advances                                       (116,261)      (346,832)
   Repayment of bank borrowings                                                  -          (152,148)
                                                                          ------------  --------------

          Net cash provided by financing activities                         2,464,107      4,081,832
                                                                          ------------  --------------

              Net increase in cash and cash equivalents                       478,132      2,085,188

Cash and cash equivalents at the beginning of the year                      2,097,833            110

Effect of exchange rate changes on cash                                        31,153         12,535
                                                                          ------------  --------------

Cash and cash equivalents at the end of the year                          $ 2,607,118   $  2,097,833
                                                                          ------------  --------------
                                                                          ------------  --------------

Supplementary cash flow information:

   Cash paid during the year for interest                                 $    10,444   $     17,346
                                                                          ------------  --------------
                                                                          ------------  --------------


    The accompanying notes are an integral part of these financial statements.

                                  QCS CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                 -----------------

                                                                    COMMON STOCK                 PREFERRED STOCK
                                                              -------------------------     -----------------------     ADDITIONAL
                                                                                                                         PAID-IN
                                                                SHARES         AMOUNTS         SHARES      AMOUNTS       CAPITAL
                                                              -----------    -----------    ------------   --------   ------------
Balances at June 30, 1994                                     15,536,000     $ 1,584,561         -             -            -

Issuance of Series A convertible preferred stock                 -               -             4,368,937    $ 4,369    $ 4,576,443

Exchange of 15,536,000 shares of common stock of
    QCS Corporation (formerly Parkway Capital
    Corporation ) of no par value for 15,536,000 shares
    of common stock of QCS Corporation of $0.001 per
    share par value                                              -            (1,569,025)         -             -        1,569,025

Translation adjustment                                           -               -               -             -            -

Net loss for the year                                            -               -               -             -            -
                                                              -----------    -----------    ------------   --------   ------------

Balances at June 30, 1995                                     15,536,000         15,536       4,368,937      4,369      6,145,468

Issuance of common stock in connection with private
    placement, net of issuance costs of approximately
    $67,000                                                    1,036,531          1,037          -             -        3,041,795

Exercise of stock options                                        120,000            120          -             -            -

Compensation related to stock options                             -               -              -             -          199,630

Preference dividend payable                                       -               -              -             -            -

Translation adjustment                                            -               -              -             -            -

Net loss for the year                                             -               -              -             -            -
                                                              -----------    -----------    ------------   --------   ------------

Balances at June 30, 1996                                     16,692,531     $   16,693       4,368,937    $ 4,369    $ 9,386,893
                                                              -----------    -----------    ------------   --------   ------------
                                                              -----------    -----------    ------------   --------   ------------

                                                                                 CUMULATIVE
                                                                                   FOREIGN       COMMON
                                                                 ACCUMULATED      CURRENCY       STOCK
                                                                   DEFICIT       TRANSLATION  SUBSCRIPTIONS
                                                                (AS RESTATED)    ADJUSTMENTS    RECEIVABLE     TOTAL
                                                                -------------    -----------   -----------    -----------
Balances at June 30, 1994                                       $ (2,330,718)    $  (50,834)        -         $  (796,991)

Issuance of Series A convertible preferred stock                       -                -           -           4,580,812

Exchange of 15,536,000 shares of common stock of
    QCS Corporation (formerly Parkway Capital
    Corporation ) of no par value for 15,536,000 shares
    of common stock of QCS Corporation of $0.001 per
    share par value                                                    -                -           -               -

Translation adjustment                                                 -             24,685         -              24,685

Net loss for the year                                             (1,735,241)            -          -          (1,735,241)
                                                                -------------    -----------   -----------    -----------

Balances at June 30, 1995                                         (4,065,959)       (26,144)        -           2,073,265

Issuance of common stock in connection with private
    placement, net of issuance costs of approximately
    $67,000                                                            -                 -     $ (462,584)      2,580,248

Exercise of stock options                                              -                 -          -                 120

Compensation related to stock options                                  -                 -          -             199,630

Preference dividend payable                                         (362,344)            -          -            (362,344)

Translation adjustment                                                 -             31,153         -              31,153

Net loss for the year                                             (2,711,664)            -          -          (2,711,664)
                                                                -------------    -----------   -----------    -----------

Balances at June 30, 1996                                       $ (7,139,967)    $    5,004    $ (462,584)    $ 1,810,408
                                                                -------------    -----------   -----------    -----------
                                                                -------------    -----------   -----------    -----------

  The accompanying notes are an integral part of these financial statements.

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------


1.  NATURE OF BUSINESS:

    QCS was incorporated in 1994 as a Delaware corporation. QCS owns all of the outstanding shares of its operating subsidiaries, QCS Development Company S.A. and QCS Global Retail Information Network Asia Pacific Ltd. The Company maintains offices in Mountain View, California, Hong Kong and Nice, France. In October 1994 the Company merged with QCS Corporation, a publicly-held Colorado corporation formerly known as Parkway Capital Corporation, following which QCS was the surviving corporation.

    QCS is an electronic commerce service provider serving the worldwide retail industry. The Company provides its users with computer software and related hardware to enable retailers and suppliers to conduct the purchase and sale of merchandise on a global basis. Using Lotus Notes-TM- and industry standard networking protocols and transmitting data over leased "backbone" trunk lines, the Company maintains a secure yet open electronic network which helps retailers conduct on-line communication and transactions with their vendors and suppliers (the "QCS Network").

    The Company's revenues are derived from QCS's software products and services which include (1) application software and specific image capture hardware for a one time licensing/installation fee, and (2) network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees. (3) At times, the Company will also derive revenue from consulting and engineering projects.

2.  GOING CONCERN:

    As at June 30, 1996, an accumulated deficit of $7,139,967 has been accumulated by the consolidated operations of the Company. This has mainly arisen from the expenditure of research and development costs and marketing of the Company's product and service.

    Management believes the cash resources of the Company are sufficient to enable it to continue as a going-concern for at least the coming year until revenues from principal planned operations have increased to a maintainable level, assuming a constant rate of fixed expenditure.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION:

       The consolidated financial statements include the accounts of QCS Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

                                      Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

       CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The Company performs ongoing credit evaluations within the context of the industry in which it operates, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary.

       Financial instruments included in the Company's financial statements at June 30, 1996 consist of cash and cash equivalents, investments, trade accounts receivable, deposits, accounts payable, and accrued liabilities. The financial statement carrying amounts approximate fair value.

       The Company places its cash with two financial institutions.

       EQUIPMENT, LEASEHOLD IMPROVEMENTS, AND COMPUTER SOFTWARE:

       Equipment, leasehold improvements, and computer software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from one to five years, or over the term of the lease, if shorter.

       The cost of property retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts, and the resulting gains or losses are included in the results of operations.

       FOREIGN CURRENCY TRANSLATION:

       Assets and liabilities of the foreign subsidiaries were translated into U.S. dollars at year-end exchange rates. Revenue and expenses have been translated at average exchange rates during the year. Local currencies are considered to be the functional currencies for the Company's foreign subsidiaries. Accordingly, currency translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net loss.

       INCOME TAXES:

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                      Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

       NET LOSS PER SHARE:

       Net loss per share is computed using the weighted average number of common shares outstanding during each period. Common equivalent shares, consisting of stock options and convertible preferred stock are excluded from the computation because they would have an anti-dilutive effect. The 1996 net loss per share is stated after preferred dividends of $362,344 have been deducted from the June 30, 1996 net loss.

       RECENT PRONOUNCEMENTS:

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION which established a fair value based method of accounting for stock-based compensation plans. The
       Company will be required to adopt SFAS 123 in fiscal 1997.   The
       Company's intention is to continue to account for employee stock awards in accordance with APB Opinion No. 25 and to adopt the pro forma disclosure alternative required by SFAS 123.

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The Company will be required to adopt SFAS 121 in fiscal 1997. The Company has studied the implications of SFAS 121 and, based on its initial evaluation, does not expect its adoption to have a material impact on the Company's financial condition or results of operations.


                                      Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

       RESEARCH AND DEVELOPMENT:

       All research and development expenditures are expensed as incurred, including costs relating to patents or rights which may result from such expenditures.

       REVENUE RECOGNITION:

       Revenues from network installations are recognized at the time the installation is complete and accepted by the customer and fulfillment of all significant obligations. Revenues from network usage and monthly service charges are recognized at month-end. Revenues from sales of consulting and other services are recognized at the time the service is performed and accepted by the customer.

       SOFTWARE DEVELOPMENT COSTS:

       Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. To date, no capitalized costs have been incurred. Accordingly, the Company has charged all such costs to research and development expenses. Future capitalized costs, if any, will be amortized on the straight-line basis over the estimated life of the products or the ratio of current revenue to the total of current and anticipated future revenue, whichever expense is greater.

       USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  STOCKHOLDERS' EQUITY:

       PRIVATE PLACEMENT:

       At the end of June 1996, the Company issued a total of 1,036,531 shares of common stock at $3.00 per share through a private placement. The net proceeds (after underwriters' commissions and fees and other costs associated with the offering) totaled approximately $3,043,000.

                                      Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------

4.  STOCKHOLDERS' EQUITY, continued:

       An additional 344,000 shares were issued at $3.00 per share in July 1996 through this private placement, the proceeds of which totaled approximately $1,032,000.

       PREFERRED STOCK:

       The Company issued 4,368,937 of Series A convertible preferred shares on November 11, 1994 for a consideration of $4,580,812.

       The holders of Series A preferred stock are entitled to receive, out of funds legally available, cumulative dividends at an annual rate of 5% on the original issue price calculated from the date of original issuance compounded annually beginning January 1, 1996. At June 30, 1996, dividends payable and in arrears amounted to $362,344.

       Upon any liquidation, dissolution, or winding up of the company, the holders of Series A convertible preferred shares shall be paid $1.03 per share plus accrued dividends.

       Each holder of Series A preferred stock has the right to convert all or any shares into common stock, on a one-for-one basis, at any time for no additional consideration.

       WARRANTS:

       At June 30, 1995, there were warrants outstanding to purchase an aggregate of 436,894 shares of common stock at $0.01 per share, 75,000 shares at $0.01 per share and 22,258 shares at $3 per share (see Note 11). The $.01 per share warrants are exercisable at any time until November 1997 or the automatic conversion of preferred stock to common stock, whichever is earlier. The $3 per share warrants are exercisable at any time until July 1999.

5.  STOCK OPTION PLAN:

    The Company is currently preparing a stock option plan for employees, directors and others. Under this proposed plan, the Board of Directors may grant options for the purchase of up to 1,450,000 shares of common stock by directors, employees, and others. Options may be granted at an exercise price of not less than 85% of the estimated fair value of the common stock, at the date of grant, as determined by the Board of Directors. Options are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under the plan generally become exercisable over a three-year period and generally expire five years from the date of grant. Unvested options are canceled upon termination of employment and become available under the plan.

    Certain options have been granted to key employees in anticipation of this plan, as described below:

        Activity under the proposed plan is as follows:



                                                                      OUTSTANDING OPTIONS
                                                       -----------------------------------------------
                                           SHARES        NUMBER             PRICE         AGGREGATE
                                         AVAILABLE         OF                PER           EXERCISE
                                         FOR GRANT       SHARES             SHARE           PRICE
                                         ----------    ----------      ---------------   ------------
    Shares authorized                     1,450,000          -                -                 -
    Options granted                      (1,450,000)   1,450,000       $0.001 - $1.00    $1,075,120
    Options exercised                         -         (120,000)           $0.001             (120)
    Options canceled                        520,000     (520,000)           $1.00          (520,000)
                                         ----------    ----------      ---------------   -----------

    Balance at June 30, 1996                520,000      810,000         $0.15 - $1.00     $555,000
                                         ----------    ----------      ---------------   -----------
                                         ----------    ----------      ---------------   -----------


                                      Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------


5.  STOCK OPTION PLAN, continued:

    At June 30, 1996, options to purchase 113,000 shares of common stock were exercisable.

    On October 21, 1996, the company appointed a new President and Chief Executive Officer who was also elected to serve as a member of the Board of Directors. Under the terms of his employment agreement, he was granted options to purchase 2,858,493 shares of common stock at $2.27 per share, subject to certain adjustments in the event of the future issuance of shares of common stock of the Company. Options to purchase 1,372,077 shares immediately vested with the remaining options to purchase 1,486,416 shares vesting in the equal blocks of 495,472 on April 11, 1997, October 11, 1997, and April 11, 1998, respectively.

    For certain options granted, the Company recognized $199,630 as compensation for the excess of the fair value of the stock at the date of grant of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The compensation expense is charged to operations as the options vest.

6.  INCOME TAXES:

    The tax provision for the years ended June 30, 1996 and 1995 is as follows:

                                                 1996           1995

        Current                                  -               -
        Deferred                           $  (877,319)   $  (592,767)
        Less:  valuation allowance             877,319        592,767
                                            -------------  -------------

        Total provision                          -               -
                                            -------------  -------------
                                            -------------  -------------

        The Company has paid no income tax to date other than the $800 California minimum franchise tax. Deferred tax assets arise from both carried forward losses and differences between the expenses for tax purposes and that for financial accounting purposes. The components of deferred tax assets as of June 30, 1996 and 1995 consist of the following:

                                                         1996        1995

        Provision for doubtful accounts receivable   $    38,436        -
        Set up costs and research and development
             expenditures                                 41,904  $    21,513
        Compensation related to stock options
             granted                                      69,871        -
        Net operating loss carryforwards               1,813,637    1,065,016(1)
                                                     -----------  -----------
        Total deferred tax asset                       1,963,848    1,086,529


                                      Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------

        Valuation allowance                           (1,963,848)  (1,086,529)
                                                     -----------  -----------

        Net deferred tax asset                             -            -
                                                     -----------  -----------
                                                     -----------  -----------

     A valuation allowance is provided due to the uncertainty surrounding the realization of the deferred tax assets in view of the Company's not having achieved profitable operations.

     (1) The French subsidiary did not have a fiscal year-end in 1994 and for tax purposes these losses relate to the 18-month period ended June 30, 1995.



                                      Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------

6.  INCOME TAXES, continued

     Net operating losses of the French subsidiary are available for offset against future taxable income in the French operating subsidiary and will expire five years after the year-end in which they arose, as follows:



                                           FUTURE
                                            TAX
                                        BENEFITS ON
       YEAR IN WHICH      FRENCH TAX      OPERATING       YEAR OF
       LOSS AROSE           LOSSES         LOSSES        EXPIRATION
     --------------      -----------   ------------     -----------
          1993           $  537,047    $  155,131          1998
          1994              510,078       188,869          2000(1)
          1995            1,657,995       570,276          2000
          1996              902,276       331,135          2001
                                       ------------
                                       $1,245,411(2)
                                       ------------
                                       ------------

     Net operating losses of the Hong Kong subsidiary are available for offset against future taxable income in the Hong Kong operating subsidiary and will expire fifteen years after the year-end in which they arose, as follows:


                                         FUTURE TAX
                                        BENEFITS ON
       YEAR IN WHICH        HONG KONG    OPERATING         YEAR OF
       LOSS AROSE          TAX LOSSES      LOSSES        EXPIRATION
       -------------      ----------     -----------    ----------
          1996             $414,485       $68,390(2)       2011
                                         ----------
                                         ----------

     (1) The French subsidiary did not have a fiscal year-end in 1994 and for tax purposes these losses relate to the 18-month period ended June 30, 1995.

     (2) The deferred tax asset is before the application of the valuation allowance.


                                      Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------

6.  INCOME TAXES, continued

     Net operating losses of the U.S. subsidiary are available for offset against future taxable income in the U.S. operating subsidiary and will expire fifteen years after the year-end in which they arose, as follows:


                                              FUTURE TAX
                                             BENEFITS ON
       YEAR IN WHICH                          OPERATING       YEAR OF
       LOSS AROSE       U.S. TAX LOSSES         LOSSES      EXPIRATION
       -------------     ---------------      -----------    ----------

          1987             $    201          $     70          2002
          1988               35,896            12,564          2003
          1989               61,333            21,467          2004
          1990               60,480            21,168          2005
          1993               53,731            18,806          2008
          1994              141,598            49,559          2009
          1995               77,446            27,106          2010
          1996              997,417           349,096          2011
                                             ---------
                                             $499,836(2)
                                             ---------
                                             ---------

     (2) The deferred tax asset is before the application of the valuation allowance.

     Due to changes in the Company's ownership during 1996 and prior years, the amount of loss and credit carryforwards available to offset future federal taxable income or tax may be limited by IRS Code Section 382. The amount of such limitation, if any, has not been determined.

     The difference between the statutory U.S. federal income tax rate (35%) on income (loss) before income taxes and the company's effective tax rate is summarized as follows:

                                                1996             %          1995               %
        Net loss                            $(2,711,682)                $(1,735,241)
$(1,735,241)

        Federal tax at statutory rate          (949,089)       35.00       (607,334)         35.00

        Foreign taxes - rate differential        71,770        (2.60)        14,567          (0.80)

        Increase in valuation
           allowance                            877,319       (32.40)       592,767         (34.20)
                                            -------------    --------   -------------     ---------

        Total provision                           -             -             -               -
                                            -------------    --------   -------------     ---------
                                            -------------    --------   -------------     ---------


                                      Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------


7. OTHER CURRENT ASSETS:

   Other current assets at June 30, 1996 and 1995 consisted of the following:

                                   1996           1995

       Prepaid expenses         $  22,622      $  52,848
       Supplies                       840          3,193
       Sales taxes recoverable        -          117,184
       Other                          -           63,734
                                ----------     ----------
                                $  23,462      $ 236,959
                                ----------     ----------
                                ----------     ----------

8. ACCRUED LIABILITIES:

   Accrued liabilities at June 30, 1996 and 1995 consisted of the following:

                                             1996           1995


         Payroll and related taxes       $  155,372      $  76,129
         Other accrued liabilities          241,245        124,381
                                         -----------     ----------
                                         $  396,617      $ 200,510
                                         -----------     ----------
                                         -----------     ----------
9. LEASE COMMITMENTS:

     CAPITAL LEASE OBLIGATIONS:

     The Company leases certain office equipment under a lease term of three years with a purchase option at the end of the lease period. Under this leasing arrangement, the Company pays all costs related to the equipment.

     Future minimum lease payments under this capital lease is as follows:

            FOR THE YEAR ENDING JUNE 30,

            1997                                          $  3,000
            1998                                             3,000
            1999                                             1,000
                                                          --------
         Total minimum lease payments                        7,000
         Less amount representing interest                     566
                                                          ---------
         Present value of net minimum lease payments         6,434

         Less current obligation                             2,628
                                                          ---------
         Long-term obligation under capital lease          $ 3,806
                                                          ---------
                                                          ---------

     The current obligation under the capital lease is included in accrued liabilities.


                                   Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------


9. LEASE COMMITMENTS, continued

     OPERATING LEASE OBLIGATIONS:

     The Company leases its offices, housing for certain employees, and certain motor vehicles under operating lease agreements expiring in future years. These agreements require the Company to pay taxes, insurance, and maintenance expenses. Rental expense was approximately $264,000 and $244,000 in fiscal 1996 and 1995, respectively.

     The annual minimum rental commitments under all noncancelable operating lease arrangements are as follows at June 1996:

              1997                            $  297,000
              1998                               252,000
              1999                               121,000
              2000                               110,000
              2001                                84,000
          Future years                           126,000
                                              -----------
                                              $  990,000
                                              -----------
                                              -----------

10.     SEGMENT INFORMATION:

        The geographical distribution of revenue is as follows:

                                            1996           1995

         North and South America       $    434,116    $  121,787
         Europe                             186,769       168,346
         Asia                               410,973       192,007
                                       -------------   -----------
                                       $  1,031,858    $  482,140
                                       -------------   -----------
                                       -------------   -----------

        The Company operates in a single industry segment and sells its products and services primarily to the retail industry. The Company markets its products and services in the U.S. and foreign countries (mainly Europe and Asia) through its sales organizations and distributors. There are no significant volumes of business greater than 10% of revenues transacted with any particular customer.

                                   Continued

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------


10.     SEGMENT INFORMATION, continued

        The geographical distribution of the net operating loss and total assets for the year ended June 30, 1996 is as follows:

                                           NET OPERATING LOSS     TOTAL ASSETS
                                           ------------------     ------------

        North and South America                $1,204,330          $2,677,890
        Europe                                  1,025,213             147,702
        Asia                                      482,121             310,288
                                               -----------         -----------
                                               $2,711,664          $3,135,880
                                               -----------         -----------
                                               -----------         -----------


11.     RELATED PARTY TRANSACTIONS:

        One of the Company's shareholders acted as a broker during the June 1996 private placement of common stock. He received a commission of five percent of the equity dollars he placed, equal to $133,550. Half of that commission was paid in cash and half was issued in the form of common stock warrants with an exercise price of $3 per share.

        During the year ended June 30, 1995, this shareholder also acted as a broker in a private placement of preferred stock. He received a commission in the form of 75,000 common stock warrants at $0.01 per share.


12.     FOURTH QUARTER DATA:

        The following adjustments were recorded in the fourth quarter ended June 30, 1996 which pertained to previous quarters during fiscal year 1996:

          Revenue recognition adjustment                          $ 325,603
          Compensation related to stock options granted             199,630
                                                                 ----------
              Aggregate effect on net loss for the year           $ 525,233
                                                                 ----------
                                                                 ----------
              Effect on net loss per share of common stock
              and common stock equivalents                        $   (0.03)
                                                                 ----------
                                                                 ----------

        In addition, preferred dividends in arrears amounting to $362,344 have been accrued in the quarter ended June 30, 1996.

                                   QCS CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------------


13.     PRIOR PERIOD RESTATEMENT:

        The June 30, 1995 consolidated financial statements have been restated to reverse a previously reported $200,695 foreign currency exchange gain on the conversion to equity of intercompany debt between the Company and its French subsidiary.

        The effect of the restatement on the 1995 financial statements is as follows:

                                       Previously Reported      Restated
                                       -------------------     -----------
        Other (expense) income              $   163,385        $   (37,310)

        Net loss                            $(1,534,546)       $(1,735,241)

        Accumulated deficit                 $(3,865,264)       $(4,065,959)

        Cumulative currency
          translation adjustments           $  (226,844)       $   (26,149)

        Net loss per share                  $     (0.10)       $     (0.11)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To  The  Board  of  Directors  and  Stockholders  of
    QCS  Corporation:

Our report on the consolidated financial statements of QCS Corporation is included on page F-1 of this Form 10-KSB. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page F-20 of this Form 10-KSB.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





San Francisco, California
November 26, 1996

                            FINANCIAL STATEMENT SCHEDULE
                     REQUIRED RULE BY 5-04 OF REGULATION S-X

                                QCS CORPORATION
                                  SCHEDULE II
                     VALUATION AND QUALIFICATION ACCOUNTS




                                                                 ADDITIONS
                                                         ---------------------------
                                          BALANCE AT      CHARGED TO     CHARGED TO                    BALANCE AT
                                           BEGINNING      COSTS AND        OTHER                        END OF
        DESCRIPTION                       OF  PERIOD       EXPENSES       ACCOUNTS     DEDUCTIONS        PERIOD
------------------------                 ------------    ------------    -----------  ------------    -------------
Provision for doubtful
     accounts receivable                      $56,655       $153,922         -             $90,617       $119,960

Deferred tax valuation
    allowance                              $1,017,499         -            $877,319          -         $1,894,818

