Form 10QSB
period 1996-09-30
QCS CORP
filed 1997-01-13
CIK 825517

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                         ------    ------

                      Commission File Number:   33-18600-D
                                                ----------


                                 QCS CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                     98-0132465
          ------------------------                     ----------------------
          (State or other jurisdiction                 (IRS Employer
          of incorporation or organization)            Identification Number)



             650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA  94041
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (415) 966-1214
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                      YES   X  NO
                                 ----     ----

Common stock outstanding as of November 20, 1996:  17,266,531 shares

Transitional Small Business Disclosure Format      YES    X  NO
                                               ----     ----

                                 QCS CORPORATION
                                   -----------

                                    CONTENTS
                                    --------
                                                                            PAGE

PART I       FINANCIAL INFORMATION

ITEM 1       Financial Statements (Unaudited)

             Consolidated Balance Sheets
             September 30, 1996, June 30, 1996, and
             September 30, 1995                                               3

             Consolidated Statements of Operations
             for the three month periods ended
             September 30, 1996 and 1995                                      4

             Consolidated Statements of Cash Flows
             for the three month periods ended
             September 30, 1996 and 1995                                      5

             Notes to Consolidated Financial Statements                       6

ITEM 2       Management's Discussion and Analysis of                        7-9
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION

ITEM 1       Legal Proceedings - None

ITEM 2       Changes in Securities - None

ITEM 3       Defaults Upon Senior Securities - None

ITEM 4       Submission of Matters to a Vote of Security Holders - None

ITEM 5       Other Information - None

ITEM 6       Exhibits and Reports on Form 8K                                 10

             Exhibit 11.1 Computation of Net Loss Per Share                  11

             Exhibit 27 Financial Data Schedule

             SIGNATURES                                                      12

                                 QCS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1996, JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (Unaudited)
                                  -------------

            ASSETS
                                                                      SEPTEMBER 30, 1996    JUNE 30, 1996     SEPTEMBER 30, 1995
                                                                                                                  (AS RESTATED)
Current assets:
  Cash                                                                   $  2,864,447        $  2,607,118        $  1,474,325
  Accounts receivable (less allowance for doubtful accounts of
    $159,496, $119,960 and $56,655 at 9/30/96, 6/30/96 and 9/30/95,
    respectively)                                                             452,998             238,202             341,547
  Other current assets                                                        108,546              23,462             277,967
                                                                         ------------        ------------        ------------
      Total current assets                                                  3,425,991           2,868,782           2,093,839

  Fixed assets, net                                                           238,924             229,296              97,311
  Security deposits                                                            35,069              37,802                   -
                                                                         ------------        ------------        ------------
      Total assets                                                       $  3,699,984        $  3,135,880        $  2,191,150
                                                                         ------------        ------------        ------------
                                                                         ------------        ------------        ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $  392,693          $  562,705          $  282,489
    Accrued liabilities                                                       417,273             396,617             238,188
    Preference dividend payable                                               423,123             362,344                   -
                                                                         ------------        ------------        ------------
      Total current liabilities                                             1,233,089           1,321,666             520,677
                                                                         ------------        ------------        ------------

Capital lease obligations, long-term portion                                    3,155               3,806                 -
                                                                         ------------        ------------        ------------
      Total liabilities                                                     1,236,244           1,325,472             520,677
                                                                         ------------        ------------        ------------
Stockholders' equity:
  Common stock, par value $.001 per share:  authorized 40,000,000 shares; issued and outstanding 17,036,531, 16,692,531 and
    15,536,000 shares at 9/30/96, 6/30/96 and 9/30/95, respectively            17,037              16,693              15,536
  Series A convertible preferred stock, par value $.001 per share:
    authorized 5,000,000 shares; issued and outstanding 4,368,937 shares at 9/30/96, 6/30/96 and 9/30/95 (aggregate liquidation
    preference: $4,500,005)                                                     4,369               4,369               4,369
  Paid in capital                                                          10,418,518           9,386,893           6,145,468
  Common stock subscriptions receivable                                      (200,100)           (462,584)                  -
  Accumulated deficit                                                      (7,773,667)         (7,139,967)         (4,467,634)
  Cumulative foreign currency translation adjustments                          (2,417)              5,004             (27,266)
                                                                         ------------        ------------        ------------
      Total stockholders' equity                                            2,463,740           1,810,408           1,670,473
                                                                         ------------        ------------        ------------

        Total liabilities and stockholders' equity                       $  3,699,984        $  3,135,880       $  2,191,150
                                                                         ------------        ------------        ------------
                                                                         ------------        ------------        ------------


      The accompanying notes are an integral part of these financial statements.

                                 QCS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)
                                  -------------


                                                            SEPTEMBER 30, 1996  SEPTEMBER 30, 1995

Revenue                                                         $   444,465          $   187,593

Cost of sales                                                       205,245              101,110
                                                                -----------          -----------

Gross margin                                                        239,220               86,483

Depreciation and amortization                                        21,060               16,429

Selling, general and administrative expenses                        822,152              492,791
                                                                -----------          -----------

Operating loss                                                     (603,992)            (422,737)

Other income                                                          5,636                    -

Interest income                                                      25,435               21,062
                                                                -----------           ----------

Net loss                                                        $  (572,921)         $  (401,675)
                                                                -----------          -----------
                                                                -----------          -----------

Net loss per share of common stock                              $     (0.04)         $     (0.03)
                                                                -----------          -----------
                                                                -----------          -----------

Weighted average number of common shares outstanding             16,803,129           15,536,000
                                                                -----------          -----------
                                                                -----------          -----------


   The accompanying notes are an integral part of these financial statements.

                                 QCS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)
                                 -------------


                                                                 SEPTEMBER 30, 1996       SEPTEMBER 30, 1995

Cash flows from operating activities:
  Net loss                                                           $  (572,921)        $  (401,675)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization expense                                 21,060              16,429
    Increase in allowance for doubtful accounts                           39,536                 -
    Changes in accounts receivable                                      (254,332)           (107,422)
    Changes in other current assets and security deposits                (82,351)              2,980
    Changes in accounts payable                                         (170,012)            (38,965)
    Changes in accrued and other liabilities                              20,005             (78,583)
                                                                     -----------         -----------

      Net cash used in operating activities                             (999,015)           (607,236)
                                                                     -----------         -----------

Cash flows from investing activities:
  Purchases of fixed assets, net                                         (30,688)            (15,155)
                                                                     -----------         -----------

    Net cash used in investing activities                                (30,688)            (15,155)
                                                                     -----------         -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                               1,031,969                   -
  Common stock subscriptions received                                    262,484                   -
                                                                     -----------         -----------

    Net cash provided by financing activities                          1,294,453                   -
                                                                     -----------         -----------

      Net increase (decrease) in cash and cash equivalents               264,750            (622,391)

Cash and cash equivalents at the beginning of the period               2,607,118           2,097,833

Effect of exchange rate changes on cash                                   (7,421)             (1,117)
                                                                     -----------         -----------

Cash and cash equivalents at the end of the period                   $ 2,864,447         $ 1,474,325
                                                                     -----------         -----------
                                                                     -----------         -----------

Supplementary cash flow information:
  Cash paid during the period for interest                                $  461                   -
                                                                     -----------         -----------
                                                                     -----------         -----------


   The accompanying notes are an integral part of these financial statements.

                                 QCS CORPORATION
                                   -----------


NOTES TO UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during each period. Common equivalent shares, consisting of stock options and convertible preferred stock are excluded from the computation because they would have an anti-dilutive effect. The three month period ended September 30, 1996 net loss per share is stated after preferred dividends payable of $60,779 have been deducted from the September 30, 1996 net loss.

RECLASSIFICATION

Certain prior period balances have been reclassified to conform to the current period's presentation.

SUBSEQUENT EVENT

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

                                 QCS CORPORATION
                                   -----------


PART I    FINANCIAL INFORMATION

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited Financial Statements and Notes thereto included elsewhere in this Report. This section may contain forward looking statements regarding, among other matters, the Company's future strategy and prospects for growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause this difference include, but are not limited to, those discussed throughout this Report.

GENERAL

QCS Corporation (the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company provides its users with computer software and related hardware to enable retailers and suppliers to conduct the purchase and sale of merchandise on a global basis. Using Lotus Notes-TM- and industry standard networking protocols and transmitting data over leased "backbone" trunk lines, the Company maintains a secure yet open electronic network which helps retailers conduct on-line communication and transactions with their vendors and suppliers (the "QCS Network"). This communication and trading process is usually referred to in the retail industry as "sourcing." High volumes of product and transaction data need to be exchanged between the retailers and their suppliers in order for buy-sell transactions to be initiated, negotiated and closed. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a manufacturer or a distributor. The QCS Network and the Company's related software products and services are designed to help make this sourcing function substantially more effective and efficient and to facilitate the workflow management of retail industry buyers and sellers.

Several important events occurred and were announced recently. On October 21, 1996, subsequent to the closing of Q1, FY1997, the Company announced the appointment of Todd S. Myhre as President and Chief Executive Officer and a member of the Company's Board of Directors. In his new positions, Mr. Myhre has succeeded the Company founder, Marcel van Heesewijk who remains as Chairman of the Board and Executive VP of Business Strategies and Alliances.

On December 9, 1996, subsequent to the closing of Q1, FY1997, the Company announced an agreement with IBM to promote international electronic trading between retailers and their suppliers on IBM's Global Network. Under the terms of the agreement, IBM and QCS will cooperatively market and support the QCS Network. IBM will provide a global infrastructure that includes customer care centers and a worldwide sales force to recruit suppliers onto the network. The service will operate on IBM's Interconnect Service for Lotus Notes.

RESULTS OF OPERATIONS

The Company's revenues are derived from QCS's software products and services which include (1) application software and specific image capture hardware for a one time licensing/installation fee, (2) network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees and (3) consulting and engineering projects.

The Company's revenues increased by 137% to $444.5 thousand for the first quarter of fiscal year 1997 (Q1'97), from $187.6 thousand for the first quarter of fiscal year 1996 (Q1'96). This increase was primarily attributable to increases in the number of retail and vendor customers using the QCS Network and services. Also, some existing customers increased their amount of usage on the Network.

Cost of sales consists primarily of the cost of purchasing network services, the cost of QCS and non-QCS labor to install and support customer sites, and third party software and hardware. Cost of sales increased by 103% to $205.2 thousand for Q1'97 from $101.1 thousand in Q1'96. The gross margin for Q1'97 was $239.2 thousand or 53.8% of revenues compared to the Q1'96 gross margin of $86.5 thousand or 46.1% of revenues. The increase in cost of sales is primarily due to the increase in purchased network services reflecting the growth in the number of customers and the expanded geographic nature of the customer base. Also, installation and support costs increased primarily due to the new retail and vendor customers added to the Network. Finally, these increases in costs were partially offset by improved efficiencies realized as the Company took over the management of the Network with QCS personnel.
These efficiencies, along with some efficiencies of scale due to growth, provided the primary basis for the improved gross margin.

Selling, General and Administrative expenses (SG&A) consist primarily of personnel and personnel-related costs in the Company's sales, marketing and general management organizations. Also included are other administrative support costs such as external legal and financial services. SG&A expenses increased 66% to $843.2 thousand in Q1'97 from $509.2 thousand in Q1'96. The increase was due primarily to placing additional infrastructure in the Company's three sites (Mountain View, California, Hong Kong, and Nice, France) in order to enable the Company to service customers effectively on a worldwide basis. This investment in infrastructure consists primarily of added personnel and personnel-related costs for sales, installation, operations, and support, as well as for external legal and accounting services.

As a result of the foregoing, the net loss increased 43% to $572.9 thousand for Q1'97 from $401.7 thousand in Q1'96.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position improved from $1.5 million at the end of Q1'96 to $2.9 million at the end of Q1'97. This increase was primarily due to the receipt of funds from the Common Stock Private Placement that began in the fourth quarter of fiscal year 1996. This receipt of funds was partially offset by negative cash flows from operations.

Management feels that the cash on hand at September 30, 1996 will be sufficient to meet working capital needs for the foreseeable future. The Company may choose to supplement this cash balance by pursuing a line of credit from a local bank in the Mountain View area in the future. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

                                 QCS CORPORATION
                                   -----------



PART II   OTHER INFORMATION

ITEM 2    EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          Exhibit 11.1  Computation of Net Loss Per Share
          Exhibit 27 Financial Data Schedule

     B.   REPORTS ON FORM 8-K
          No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of fiscal 1997.

                                 QCS CORPORATION
                                   -----------



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    January 13, 1997

                                        QCS CORPORATION
                                        (Registrant)



                                          /s/ Todd S. Myhre
                                        ------------------------------
                                        Todd S. Myhre
                                        President, Chief Executive Officer
                                        and Acting Chief Financial Officer
                                        (signing on behalf of Registrant and
                                        as Principal Accounting and
                                        Financial Officer)


                                          /s/ Marcel van Heesewijk
                                        ------------------------------
                                        Marcel van Heesewijk
                                        Chairman and Vice President