Form 10QSB
period 1996-12-31
QCS CORP
filed 1997-02-26
CIK 825517

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
     ___________

                     Commission File Number:   33-18600-D


                                QCS CORPORATION
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     DELAWARE                                98-0132465
     ----------------------------------      ---------------------------------
     (State or other jurisdiction            (IRS Employer
     of incorporation or organization)       Identification Number)


            650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA  94041
------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (415) 966-1214
------------------------------------------------------------------------------
                          (Issuer's telephone number)


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

Common stock outstanding as of February 6, 1997:   17,166,531 shares

Transitional Small Business Disclosure Format       YES    X   NO
                                               ----       ----

                                QCS CORPORATION

                                 ____________


                                   CONTENTS

                                                        PAGE

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets
          December 31, 1996 and June 30, 1996              3

          Consolidated Statements of Operations
          for the three and six month periods ended
          December 31, 1996 and 1995                       4

          Consolidated Statements of Cash Flows
          for the six month periods ended
          December 31, 1996 and 1995                       5

          Notes to Consolidated Financial Statements       6

ITEM 2    Management's Discussion and Analysis of        7-8
          Financial Condition and Results of Operations

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings - None

ITEM 2    Changes in Securities - None

ITEM 3    Defaults Upon Senior Securities - None

ITEM 4    Submission of Matters to a Vote of Security
          Holders - None

ITEM 5    Other Information                                9

ITEM 6    Exhibits and Reports on Form 8K                  9

          Exhibit 11.1 Computation of Net Loss Per Share

          Exhibit 27 Financial Data Schedule

          SIGNATURE                                       10

                                QCS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1996 AND JUNE 30, 1996
                                  (UNAUDITED)

                                 ____________


       ASSETS
                                                      DECEMBER 31,      JUNE 30,
                                                          1996            1996
Current assets:
   Cash                                              $  2,545,241   $  2,607,118
   Accounts receivable (less allowance for doubtful
    accounts of $292,872 and $119,960 at 12/31/96
    and 6/30/96, respectively)                            320,096        238,202
   Other current assets                                    76,496         23,462
                                                     ------------   ------------
          Total current assets                          2,941,833      2,868,782

   Fixed assets, net                                      246,909        229,296
   Security deposits                                       39,197         37,802
                                                     ------------   ------------
               Total assets                          $  3,227,939   $  3,135,880
                                                     ------------   ------------
                                                     ------------   ------------



       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $  492,214   $    562,705
   Accrued liabilities                                    490,325        396,617
   Preference dividend payable                            483,902        362,344
                                                     ------------   ------------
          Total current liabilities                     1,466,441      1,321,666
                                                     ------------   ------------

Capital lease obligations, long-term portion                2,420          3,806
                                                     ------------   ------------
          Total liabilities                             1,468,861      1,325,472
                                                     ------------   ------------

Stockholders' equity:
   Common stock, par value $.001 per share:
      authorized 40,000,000 shares; issued
      and outstanding 17,166,531 and 16,692,531
      shares at 12/31/96 and 6/30/96, respectively         17,167         16,693
   Series A convertible preferred stock, par
      value $.001 per share: authorized 5,000,000
      shares; issued and outstanding 4,368,937
      shares at 12/31/96 and 6/30/96 (aggregate
      liquidation preference: $4,500,005)                   4,369          4,369
   Paid in capital                                     10,717,038      9,386,893
   Note receivable                                       (200,100)      (462,584)
   Accumulated deficit                                 (8,790,137)    (7,139,967)
   Cumulative foreign currency translation
      adjustments                                          10,741          5,004
                                                     ------------   ------------
          Total stockholders' equity                    1,759,078      1,810,408
                                                     ------------   ------------

              Total liabilities and stockholders'
                 equity                              $  3,227,939   $  3,135,880
                                                     ------------   ------------
                                                     ------------   ------------


The accompanying notes are an integral part of these financial statements.

                                 QCS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                 ____________

                                                      3 MO. ENDED    6 MO. ENDED    3 MO. ENDED    6 MO. ENDED
                                                     DEC. 31, 1996  DEC. 31, 1996  DEC. 31, 1995  DEC. 31, 1995
Revenue                                                $  324,941     $  769,406     $  310,167    $   497,760

Cost of sales                                             238,031        443,276         76,522        177,632
                                                     ------------   -------------   ------------   ------------

Gross margin                                               86,910        326,130        233,645        320,128

Depreciation and amortization                              19,029         35,125          3,457         19,886

Selling, general and administrative expenses            1,052,795      1,879,912        598,370      1,091,161
                                                     ------------   -------------   ------------   ------------

Operating loss                                           (984,914)    (1,588,907)      (368,182)      (790,919)

Other income (expense)                                     (1,130)         4,507              -              -

Interest income                                            30,352         55,787         35,341         56,403
                                                     ------------   -------------   ------------   ------------

Net loss                                             $   (955,692)  $  (1,528,613)  $   (332,841)  $   (734,516)
                                                     ------------   -------------   ------------   ------------
                                                     ------------   -------------   ------------   ------------


Net loss per share of common stock                   $      (0.06)  $       (0.10)  $      (0.02)  $      (0.05)
                                                     ------------   -------------   ------------   ------------
                                                     ------------   -------------   ------------   ------------

Weighted average number of
  common shares outstanding                            17,162,292      16,982,711     15,536,000     15,536,000
                                                     ------------   -------------   ------------   ------------
                                                     ------------   -------------   ------------   ------------

The accompanying notes are an integral part of these financial statements.

                               QCS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995
                                 (UNAUDITED)

                                ____________


                                                     DECEMBER 31, 1996    DECEMBER 31, 1995

Cash flows from operating activities:
   Net loss                                           $   (1,528,613)      $  (734,516)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization expense                  35,125            19,886
        Increase in allowance for doubtful accounts           172,912                 -
        Stock option compensation                             168,650                 -
        Changes in accounts receivable                       (254,806)         (216,146)
        Changes in other current assets and security
         deposits                                             (54,430)           54,382
        Changes in accounts payable                           (70,491)          (64,514)
        Changes in accrued and other liabilities               92,324           (77,013)
                                                        -------------      ------------

          Net cash used in operating activities            (1,439,329)       (1,017,921)
                                                        -------------      ------------

Cash flows from investing activities:
   (Purchases) disposals of fixed assets                      (52,738)           27,116
                                                        -------------      ------------

       Net cash used in investing activities                  (52,738)           27,116
                                                        -------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                   1,031,969                 -
   Common stock subscriptions received                        262,484                 -
   Exercise of stock options                                  130,000                 -
                                                        -------------      ------------

          Net cash provided by financing activities         1,424,453                 -
                                                        -------------      ------------

              Net increase (decrease) in cash and
                 cash equivalents                             (67,614)         (990,805)

Cash and cash equivalents at the beginning of the
  period                                                    2,607,118         2,097,833

Effect of exchange rate changes on cash                         5,737            (2,855)
                                                        -------------      ------------

Cash and cash equivalents at the end of the period       $  2,545,241      $  1,104,173
                                                        -------------      ------------
                                                        -------------      ------------

Supplementary cash flow information:
   Cash paid during the period for interest              $      1,846      $          -
                                                        -------------      ------------
                                                        -------------      ------------


The accompanying notes are an integral part of these financial statements.

                                QCS CORPORATION
                                 ____________


NOTES TO UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission.

On October 11, 1996, the Company entered into an Employment Agreement with Todd S. Myhre pursuant to which Mr. Myhre became the Company's President and Chief Executive Officer and a member of the Company's Board of Directors.
The Company and Mr. Myhre entered into an amendment to the Employment Agreement which amendment rescinded that portion of the Agreement pertaining to the grant of stock options to purchase shares of common stock of the Company and provided that the parties shall negotiate in good faith in the future regarding the grant of stock options in such amounts and on such terms as shall be agreed upon by the parties and approved by the Company's Board of Directors.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during each period. Common equivalent shares, consisting of stock options and convertible preferred stock, are excluded from the computation because they would have an anti-dilutive effect. Net loss per share is stated after preferred dividends payable of $60,779 and $121,558, respectively, have been deducted from the three and six months ended December 31, 1996 net losses.

RECLASSIFICATION

Certain prior period balances have been reclassified to conform to the current period's presentation.

                                QCS CORPORATION
                                 ____________


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

The Company's revenues are derived from QCS's software products and services which include (1) application software and specific image capture hardware for a one time licensing/installation fee, (2) network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees and (3) consulting and engineering projects.

The Company's revenues increased by 5% to $324.9 thousand for the second quarter of fiscal year 1997 (Q2'97) as compared to $310.2 thousand for the second quarter of fiscal year 1996 (Q2'96). The Q2'97 revenue level reflected a lower level of growth than anticipated due to the delay of several installations which could occur in the second half of fiscal 1997.

Cost of sales consists primarily of the cost of purchasing network services, the cost of QCS and non-QCS labor to install and support customer sites, and third party software and hardware. Cost of sales increased by 211% to $238.0 thousand for Q2'97 from $76.5 thousand in Q2'96. The gross margin for Q2'97 was $86.9 thousand (or 26.8% of revenues) compared to the Q2'96 gross margin of $233.6 thousand (or 75.3% of revenues). Costs were incurred in Q2'97 in anticipation of the aforementioned installations which were subsequently delayed beyond Q2'97.

Selling, General and Administrative expenses (SG&A) consist primarily of personnel and personnel-related costs in the Company's sales, marketing and general management organizations. Also included are other administrative support costs such as external legal and financial services. SG&A expenses increased 76% to $1.1 million in Q2'97 from $598.4 thousand in Q2'96. The increase was due primarily to placing additional infrastructure in the Company's three sites (Mountain View, California, Hong Kong, and Nice,
France) in order to enable the Company to service customers effectively on a worldwide basis. This investment in infrastructure consists primarily of added personnel and personnel-related costs for sales, installation, operations, and support. Also, there were charges for external legal and accounting services. In addition, a one-time non-cash compensation expense of $168.7 thousand was recorded in Q2'97 as a result of the vesting of certain stock options granted at less than fair market value.

As a result of the foregoing, the net loss increased 187% to $955.7 thousand for Q2'97 from $332.8 thousand in Q2'96.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

The Company's revenues increased 54.6% to $769.4 thousand for the six months ended December 31, 1996 from $497.8 thousand in the six months ended December 31, 1995. This revenue increase resulted from an expansion of the Company's customer base and increased usage of the Network by existing customers.

Cost of Sales increased by 150% to $443.3 thousand in the six months ended December 31, 1996 as compared to $177.6 thousand in the six months ended December 31, 1995 as a result of an increase in purchased network services and increased installation and support costs due to the expanded customer base. Gross margin was $326.1 thousand (or 42% of revenues) compared to $320.1 thousand (or 64% of revenues) for the six months ended December 31, 1996 and December 31, 1995, respectively.

Selling, General and Administrative expenses (SG&A) increased 72% to
$1.9 million from $1.1 million in the six months ended December 31, 1996 and December 31, 1995, respectively, mainly due to the investment in additional infrastructure, non-cash stock option compensation as described previously, and legal and accounting fees.

The Company's net loss increased 108% to $1.5 million from $734.5 thousand in the six months ended December 31, 1996 and December 31, 1995, respectively, as a result of the above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand at December 31, 1996 was $2.5 million. Proceeds from the July 1996 Common Stock private placement and the exercise of stock options essentially negated the negative cash flows from operations sustained in the six months ended December 31, 1996.

Management feels that the cash on hand at December 31, 1996 will be sufficient to meet working capital needs for the foreseeable future. Management's assumption is based on certain revenue growth plans. There is no assurance that these plans will be met. The Company may seek to supplement this cash balance by pursuing a line of credit from a local bank in the Mountain View area in the future, although there is no assurance that a line of credit will be obtained on terms acceptable to the Company. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

                                QCS CORPORATION
                                 ____________



PART II   OTHER INFORMATION

ITEM 5         OTHER INFORMATION

On October 21, 1996, the Company appointed Todd S. Myhre as President and Chief Executive Officer and a member of the Company's Board of Directors. In his new positions, Mr. Myhre has succeeded the Company founder, Marcel van Heesewijk who remains as Chairman of the Board and Executive VP of Business Strategies and Alliances.

On November 23, 1996, the Company entered into a Services Agreement and certain related agreements (the "IBM Agreement") with International Business Machines Corporation ("IBM"), whereby the Company, effective on December 2, 1996, has agreed to establish its electronic trading network on the IGN network service provided by IBM and utilizing the IBM InterConnect for Lotus Notes Service and IBM has agreed, in its sole and absolute discretion, to market and install the QCS Software to suppliers worldwide and to assist QCS in marketing its services to retailers. It is intended that IBM will provide a global infrastructure that includes customer care centers and a worldwide sales force to recruit suppliers onto the QCS network. IBM will also assume responsibility within six months for supplying, installing and packaging the QCS Supplier Installation Kit and to provide telephone support maintenance for Lotus notes and the QCS Software to suppliers. The Company has agreed to pay to IBM a set up fee and certain frame relay surcharges for access to and ongoing use of the IBM IGN network and to make certain revenue based payments to IBM for its sales and marketing services.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          Exhibit 11.1  Computation of Net Loss Per Share
          Exhibit 27 Financial Data Schedule

     b.   REPORTS ON FORM 8-K
          No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1997.

                                QCS CORPORATION
                                 ____________



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 25, 1997
                                        QCS CORPORATION
                                        (Registrant)



                                        /s/ Todd S. Myhre
                                        ______________________________
                                        Todd S. Myhre
                                        President, Chief Executive Officer
                                        and Acting Chief Financial Officer
                                        (signing on behalf of Registrant and
                                        as Principal Accounting and
                                        Financial Officer)