Form 10QSB
period 1997-03-31
QCS CORP
filed 1997-05-15
CIK 825517

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                     FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
    ___________

                         Commission File Number:   33-18600-D
                                                   ----------

                                   QCS CORPORATION
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


    DELAWARE                                98-0132465
    --------------------------------        --------------------------------
    (State or other jurisdiction            (IRS Employer
    of incorporation or organization)       Identification Number)


                650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA  94041
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

                                        YES   X    NO
                                             ---       ---

Common stock outstanding as of May 15, 1997:   17,036,531 shares

Transitional Small Business Disclosure Format      YES  X    NO
                                                       ---       ---

                               QCS CORPORATION


                                  CONTENTS
                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements (unaudited)


         Consolidated Balance Sheets
         March 31, 1997 (unaudited) and June 30, 1996                         3

         Consolidated Statements of Operations
         for the three and nine month periods ended
         March 31, 1997 and 1996 (unaudited)                                  4

         Consolidated Statements of Cash Flows
         for the nine month periods ended
         March 31, 1997 and 1996 (unaudited)                                  5

         Notes to Consolidated Financial Statements (unaudited)               6

ITEM 2   Management's Discussion and Analysis of                            7-9
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K                                    10

         SIGNATURE                                                           11

         Exhibit 11.1 Computation of Net Loss Per Share

         Exhibit 27 Financial Data Schedule

                                    QCS CORPORATION
                              CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,              JUNE 30,
                                                     ASSETS                        1997                   1996
                                                                             -------------          --------------
                                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                  $  1,956,826            $  2,607,118
  Accounts receivable (allowance for doubtful accounts of
    $155,768 in 1997 and $119,960 in 1996)                                        184,063                 238,202
  Other current assets                                                             12,729                  23,462
                                                                              ------------          -------------

               Total current assets                                             2,153,618               2,868,782

  Fixed assets, net of accumulated depreciation and amortization                  259,312                 229,296
  Security deposits                                                                38,913                  37,802
                                                                             ------------            -------------
     Total assets                                                            $  2,451,843            $  3,135,880
                                                                             ------------            -------------
                                                                             ------------            -------------

                                                   LIABILITIES

Current liabilities:
  Accounts payable                                                           $    435,215            $    562,705
  Accrued liabilities                                                             529,155                 396,617
  Preference dividend payable                                                     543,200                 362,344
                                                                             ------------           -------------
     Total current liabilities                                                  1,507,570               1,321,666

Capital lease obligations, long-term portion                                       17,286                   3,806
                                                                             ------------           -------------
               Total liabilities                                                1,524,856               1,325,472
                                                                             ------------           -------------

                                             STOCKHOLDERS' EQUITY

Stockholders' equity:
  Common stock, par value $.001 per share:  Authorized: 40,000,000 shares;
   Issued and outstanding 17,166,531 in 1997 and 16,692,531 in 1996                17,167                  16,693
  Series A convertible preferred stock, par value $.001 per share:
   Authorized: 5,000,000 shares; Issued and outstanding 4,368,937
   shares in 1997 and 1996 (aggregate liquidation preference: $4,500,005)           4,369                   4,369
  Additional paid in capital                                                   10,783,201               9,688,531
  Deferred stock compensation                                                   (107,250)                (301,638)
  Note receivable from stockholders                                             (200,100)                (462,584)
  Accumulated deficit                                                         (9,659,087)              (7,139,967)
  Cumulative foreign currency translation adjustments                              88,687                   5,004
                                                                              ------------            ------------
     Total stockholders' equity                                                   926,987               1,810,408
                                                                              ------------            ------------


               Total liabilities and stockholders' equity                     $ 2,451,843            $  3,135,880
                                                                              ------------           -------------
                                                                              ------------           -------------


      The accompanying notes are an integral part of these financial statements.

                                  QCS CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                ---------------------------   --------------------------
                                                    MARCH 31,     MARCH 31,       MARCH 31,    MARCH 31,
                                                      1997          1996            1997         1996
                                                 ---------------------------   --------------------------
                                                          (UNAUDITED)                  (UNAUDITED)
Revenue                                         $   285,852     $  385,549    $ 1,055,258    $  883,309

Cost of revenue                                     215,594         78,403        658,871       256,035
                                                -----------     ----------    -----------    -----------

Gross profit                                         70,258        307,146        396,387       627,274

Selling, general and administrative expenses        857,900        572,217      2,772,935     1,683,264
                                                -----------     ----------    -----------    -----------

Operating loss                                    (787,642)      (265,071)    (2,376,548)    (1,055,990)

Other income (expense)                             (46,578)              -       (42,072)              -

Interest income                                      24,569         13,368         80,356        69,771
                                                -----------     ----------    -----------    -----------

Net loss                                        $ (809,651)     $(251,703)   $(2,338,264)    $ (986,219)

Preferred dividend payable not included
  in net loss                                      (59,298)                     (180,856)
                                                -----------     ----------    -----------    -----------

Net loss attributed to common
  shareholders                                  $ (868,949)     $(251,703)   $(2,519,120)    $ (986,219)
                                                -----------     ----------    -----------    -----------
                                                -----------     ----------    -----------    -----------

Net loss per share                              $    (0.05)     $   (0.02)   $     (0.15)    $    (0.06)
                                                -----------     ----------    -----------    -----------
                                                -----------     ----------    -----------    -----------

Number of shares used in
  per share calculation                          17,166,531     15,536,000     17,043,090    15,536,000
                                                -----------     ----------    -----------    -----------
                                                -----------     ----------    -----------    -----------

      The accompanying notes are an integral part of these financial statements.

                                   QCS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     NINE MONTHS ENDED
                                                                --------------------------
                                                                  MARCH 31,     MARCH 31,
                                                                    1997          1996
                                                                --------------------------
                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                     $(2,338,264)     $(986,219)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization expense                             56,063         23,343
  Unrealized exchange loss                                          65,085
  Write-off of fixed assets                                          4,183         13,243
  Increase in allowance for doubtful accounts                       35,808
  Stock option compensation                                        194,338
  Changes in operating assets and liabilities:
    Changes in accounts receivable                                (48,444)      (288,936)
    Changes in other current assets and security deposits            9,622        129,743
    Changes in accounts payable                                  (127,489)      (186,519)
    Changes in accrued and other liabilities                       126,379      (153,096)
                                                              ------------   ------------
         Net cash used in operating activities                 (2,022,719)    (1,448,441)

Cash flows from investing activities:
  Purchases of fixed assets                                       (68,670)              -
                                                              ------------   ------------
         Net cash used in investing activities                    (68,670)              -

Cash flows from financing activities:
    Proceeds from issuance of common stock                       1,031,969            110
    Common stock subscriptions received                            262,484              -
    Exercise of stock options                                      130,000              -
    Payments on capital leases                                     (1,954)              -
                                                              ------------   ------------
         Net cash provided by financing activities               1,422,499            110

Effect of exchange rate changes on cash                             18,598       (24,045)
                                                              ------------   ------------
         Net decrease in cash and cash equivalents               (650,292)    (1,472,376)

Cash and cash equivalents, beginning of the period               2,607,118      2,097,833

                                                              ------------   ------------
Cash and cash equivalents, end of the period                  $  1,956,826     $  625,457
                                                              ------------   ------------
                                                              ------------   ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                     $     2,331     $        -
  Cash paid during the period for taxes                                  -              -
  Capital lease additions                                           21,593              -



      The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997. The year end balance sheet data was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission.


NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during each period. Common equivalent shares, consisting of stock options and convertible preferred stock, are excluded from the computation because they would have an anti-dilutive effect. Net loss per share is calculated after preferred dividends payable of $59,000 and $181,000, respectively, have been deducted from the net loss for the three and nine months ended March 31, 1997.

RECLASSIFICATION

Certain prior period balances have been reclassified to conform to the current period's presentation.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 128, "Earnings Per Share", which was issued in February of 1997 will become effective for years beginning after December 15, 1997. For the first quarter of fiscal 1999, the Company will prepare its earnings per share following the new standard, which requires restatement of all prior-period earnings per share data presented after the effective date. SFAS No. 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

QCS Corporation (the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company's revenues are derived from its software products and services which include (1) application software for which the Company receives a one time licensing/installation fee, (2) network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees and (3) network usage related consulting and engineering projects.

The Company's revenues decreased by 26% to $286,000 for the third quarter of fiscal year 1997 (Q3 97) as compared to $386,000 for the third quarter of fiscal year 1996 (Q3 96). This decrease is primarily attributed to the Company's lower prices for its products and services of the existing full Lotus Notes based supplier stations. Consequently, the Q3 97 revenues were adversely affected by a 50% sales price reduction on the initial installation fees and a 57% sales price reduction on the supplier's monthly service fees which became effective March 1,
1997.   During Q3 97 88% of the revenues were associated with monthly service fees and volume-based usage, and 12% of revenues were from one time licensing and installation fees.

In response to customer demand for an Internet based platform for the QCS network, the Company has changed its sales and marketing focus to a new Internet based product for suppliers which is scheduled for release in May 1997. The Company believes that as a result of on-going intensive telemarketing efforts it will experience an increase in suppliers accessing its network via the Internet product which would result in increases in revenue commencing fiscal Q1 98.
Any revenue increase generated would yield an increase in gross margins due to the fact that there would not be a proportional increase in expenses as network usage increases.

Cost of sales increased by 175% to $216,000 for Q3 97 from $78,000 in Q3 96. Cost of sales consists primarily of the cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus Notes based product.
In future periods the Company's cost structure may be significantly different because of the transition from the Lotus Notes based product to the Internet based product using Lotus Domino technology, in part because the Internet based produce will not have significant installation costs. The gross margin for Q3 97 was $70,000 (25% of revenues) compared to the Q3 96 gross margin of $307,000 (80% of revenues).

Selling, General and Administrative expenses (SG&A) consist primarily of personnel and personnel-related costs in the Company's sales, marketing and general management organizations. Also included are other administrative support costs such as external legal and financial services. SG&A expenses increased 50% to $858,000 in Q3 97 from $572,000 in Q3 96. The increase was due primarily to additional infrastructure put into place in the first six months of fiscal 1997 in the Company's three sites (Mountain View, California, Hong Kong, and Nice, France) in order to enable the Company to service customers of the Lotus Notes based product effectively on a worldwide basis. This investment in infrastructure consisted primarily of added personnel and personnel-related costs for sales, installation, operations, and support. During Q3 97, investments were made in technical personnel to develop the Web based product. In addition, a non-cash compensation expense of $26,000 was recorded in Q3 97 as a result of the vesting of certain stock options granted at less than fair market value. The Company's Web strategy redefined infrastructure needs resulting in a Q3 97 management decision to reorganize its operations. This restructuring included layoffs in all three offices and consolidation of all operations, development and administrative personnel at corporate headquarters in Mountain View, California, with a goal of increased efficiency and better control over the Company's expenses. The Company recorded a charge of $66,000 in SG&A expense in Q3 97 to cover expenses related to this restructuring.

Other Expense primarily represents an unrealized exchange loss due to the weakening of the French franc relative to the US dollar in Q3 97.

As a result of the foregoing, the net loss increased 221% to $810,000 for Q3 97 from $252,000 in Q3 96.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997

The Company's revenues increased 20% to $1,055,000 for the nine months ended March 31, 1997 from $883,000 in the nine months ended March 31, 1996. This revenue increase resulted from an expansion of the Company's customer base and increased usage of the Network by existing customers. During nine months ended March 31, 1997 76% of the revenues were associated with monthly service fees and volume-based usage, and 22% of revenues were from one time licensing and installation fees.

Cost of Sales increased by 157% to $659,000 in the nine months ended March 31, 1997 as compared to $256,000 in the nine months ended March 31, 1996 as a result of an increase in purchased network services and increased installation and support costs due to the expanded customer base. Gross margin was $396,000 (38% of revenues) compared to $627,000 (71% of revenues) for the nine months ended March 31, 1997 and March 31, 1996, respectively. The Company's cost structure may be significantly different in future periods as described above.

Selling, General and Administrative expenses (SG&A) increased 65% to $2,773,000 from $1,683,000 in the nine months ended March 31, 1997 and March 31, 1996, respectively, mainly due to the investment in additional infrastructure, non-cash stock option compensation, legal and accounting fees and restructuring expenses.

The Company's net loss increased 137% to $2,338,000 from $986,000 in the nine months ended March 31, 1997 and March 31, 1996, respectively, as a result of the above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash at March 31, 1997 was $1,957,000. Proceeds from the July 1996 Common Stock private placement and the exercise of stock options substantially offset the negative cash flows from operations sustained in the nine months ended March 31, 1997.

Assuming management's projections for certain revenue growth of the Lotus Notes based product and the new Web based product are correct, management believes that it will have sufficient cash to meet working capital needs for the next twelve months. There is no assurance that these projections will be met. The Company believes its new Web based product will entice many new subscribers to its network without a proportional increase in expenses.
If these revenue projections are not met, the Company will need to raise additional equity funding. Under such circumstances there can be no assurances that the Company will be successful in raising the required equity. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

PART II  OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

    a.   EXHIBITS

         Exhibit 11.1  Computation of Net Loss Per Share
         Exhibit 27 Financial Data Schedule

    b.   REPORTS ON FORM 8-K

         The Company reported the resignations of Todd Myhre, the Company's President, Chief Executive Officer and director of the Company, and Lindsay Bury, a director of the Company in a report on Form 8-K filed with the Securities and Exchange Commission on March 11, 1997.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 1997
                                       QCS CORPORATION
                                       (Registrant)



                                       /s/ Marcel van Heesewijk
                                       ______________________________
                                       Marcel van Heesewijk
                                       President, Chief Executive Officer
                                       and Acting Chief Financial Officer
                                       (signing on behalf of Registrant and
                                       as Principal Accounting and
                                       Financial Officer)