Form 10KSB/A
period 1996-06-30
QCS CORP
filed 1997-06-25
CIK 825517

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE FISCAL YEAR ENDED JUNE 30, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

                    COMMISSION FILE NUMBER:   33-18600-D

                               QCS CORPORATION
                               ---------------
      (Exact name of small business issuer as specified in its charter)

            DELAWARE                                   98-0132465
            --------                                   ----------
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                Identification Number)

          650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA 94041
          -----------------------------------------------------
                  (Address of Principal Executive Offices)

                              (415) 966-1214
                              --------------

     Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12 (g) of the Act:
                   COMMON SHARES, PAR VALUE $.001 PER SHARE
                   ----------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days       YES  X    NO
                                                        ----     -----

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

Documents incorporated by reference:  NONE.

Transitional Small Business Disclosure Format:  YES        NO  X
                                                    -----     -----

                                    PART II

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

     The Company's revenues are derived from QCS's software products and services which include (1) application software and specific image capture hardware for a one time licensing/installation fee; (2) network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees; and (3) consulting and engineering projects for which the Company receives a negotiated consulting fee.

     From inception in 1993 through June 30, 1996, the Company has generated an accumulated loss of $7,139,967. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, there can be no assurance that the Company will sustain growth or
achieve profitability.   The Company has only recently started to witness
sustained and significant usage volume between and among trading partners on the QCS Network. Additional staff and technical support personnel may need to be added in a rapid growth scenario. If these resources are provided through a strategic partnership, synergistic coordination and cooperation is needed among the Company's sales and engineering teams and their counterparts at the strategic partner. Difficulties and ineffectiveness in managing continued growth in liaison with a new strategic partnership could have a material adverse effect on the Company's business and results of operations. If the company creates its own infrastructure, substantial additional funding would be needed. There is no assurance that the needed funds could be raised or that the global staffing could be successfully implemented. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition.

RESULTS OF OPERATIONS

     Please note, when comparing fiscal years 1995 and 1996, the financial results are not directly comparable due to the acceleration of the Company's growth and related expenses throughout the two periods.

REVENUES

     Net revenues increased 114% from $482.1 thousand in fiscal 1995 (FY95) to $1.032 million in fiscal 1996 (FY96). This increase in revenues was due primarily to adding retailers and suppliers to the network with the resultant installation charges and increased monthly access fees. Also, retail and service providers increased the amount of activity on the network resulting in added usage fee revenues. In addition, there was a material year-end adjustment to the 4th quarter ended June 30, 1996 for revenue recognition of $325.6 thousand. With respect to this reduction in recorded revenues, in the course of its annual year-end audit, the Company became aware of a deterioration in the aging profile of its accounts receivable balances which related primarily to difficulties with the collection of certain accounts receivable balances, primarily in Asia. After a thorough review of accounts receivable, the Company elected to make the revenue recognition adjustment as described above for the accounts which the Company no longer believed collection was probable. Since the adjustment, the Company has and will continue to recognize revenue from these sales when payment is received. In future periods the Company does not expect to maintain materially significant accounts receivable balances because its new Internet-based product requires advance payments by credit card.

     The Company's revenue is derived from selling and installing software to access the QCS Network and monthly access and volume usage fees for accessing the Network. Consulting services are provided on a limited basis (1% in fiscal year 1997 to date) to assist customers in using the Network. During fiscal year 1996, the Company did not record QCS Network revenue in the separate components described above. Beginning in fiscal year 1997, the Company is now separately recording revenue for each distinct service and product and in future filings will report its revenues accordingly. For the three months and nine months ended March 31, 1997, revenue from monthly service and access fees represented 88% and 76% of total revenue, respectively, and revenue from installation fees represented 12% and 22% of total revenue, respectively.

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

     Historically, the Company has not separately recorded its cost of sales with respect to its three different revenue sources (service and access fees, installation fees and consulting fees). In addition, the Company expects that in future periods its only material revenue source will be from service and access fees. This is due to an expected decline in the number of sales and installations of the Lotus Notes product in favor of the new, Internet-based product which does not require on-site installation.

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

     The Company invested strongly in FY96 in several key areas to get into position to create, accommodate, and sustain potential, substantial growth in the coming quarters. First, the retail industry is truly global in nature.
To properly address the appropriate worldwide markets, increased sales and marketing staff and management were added in FY96. These expenses were increased at all three major sales locations; Hong Kong, France and the U. S.
 The initial steps of a worldwide marketing plan, and improved attention to customer account management, were also funded in FY96. Second, general and administrative expenses also grew in relation to the growth in revenue and broadening, global scope of the operating plans. Third, engineering headcount and expenses were increased to continue to refine and enhance the current product and service offerings. To maintain competitiveness in the very fast-moving software industry, additional engineering expenses also were spent on the analysis and design of future products. The FY96 Net Loss was ($2.712) million, or ($0.20) per share versus a FY95 Net Loss of ($1.735) million or ($0.11) per share. There was a material year-end adjustment to the 4th quarter ended June 30, 1996 for compensation expense of $199.6 thousand related to stock options. The stock option compensation expense arose due to the vesting of options to purchase shares of the Company's common stock which were originally granted at a price less than fair market value. This expense was not recorded until the fourth quarter of the fiscal year. On an ongoing basis, the Company has instituted procedures whereby the Company's Board of Directors will promptly report all option grants to the Company's finance personnel. Accordingly, the Company will record stock option compensation expense, if any, as it arises.

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

Date:  June 23, 1997

                                        QCS CORPORATION
                                          (Registrant)


                                        By: /s/ Marcel van Heesewijk
                                            --------------------------------
                                        Marcel van Heesewijk, President,
                                        Chief Executive Officer, Acting
                                        Principal Accounting and
                                        Financial Officer, Director

INDEX TO EXHIBITS


                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                   DESCRIPTION                                PAGES

3.1 Amended Certificate of Incorporation is incorporated by reference to Exhibit 28(ii) to Form 8-K filed
          November 22, 1994*

3.2 Bylaws are incorporated by reference to Exhibit 28(viii) to Form 8-K filed November 22, 1994*

          Instruments defining rights of holders the Company's
          Series A Convertible Preferred Stock are incorporated by reference to Exhibits 28 (i), (ii), (iii) & (iv) to Form 8-K filed November 22, 1994*

11        Statement re: Computation of per share earnings (loss)
          See page F-3 of the Financial Statements filed under Item 7 hereof*

21        Subsidiaries of the Registrant*

27        Financial Data Schedule*

99        Report of Independent Accountants

_________________________________

*  Previously filed