Form 10KSB40
period 1997-06-30
QCS CORP
filed 1997-10-15
CIK 825517

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                     FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

                                    (650) 966-1214
--------------------------------------------------------------------------------
                             (Issuer's Telephone Number)

Securities registered pursuant to
     Section 12(b) of the Act:    NONE
                                  ----

Securities registered pursuant to
     Section 12 (g) of the Act:   COMMON SHARES, PAR VALUE $.001 PER SHARE
                                  ----------------------------------------
                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  X   YES     NO
                                  ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( X )

The aggregate market value of the common stock held by non-affiliates of the Issuer as of October 10, 1997 was $6,916,572. The number of shares of Common Stock, par value $.001 per share, outstanding as of October 10, 1997 was 17,136,531.

Documents incorporated by reference:  NONE.
                                      ----

Transitional Small Business Disclosure Format: YES    NO  X  .
                                                  ---    ---

                                  TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

Part I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
    Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .    3
    Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .   13
    Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   13
    Item 4.   Submission of Matters to a Vote of Security Holders. . . . .   14

Part II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
    Item 5.   Market For Common Equity and Related Stockholders Matters. .   14
    Item 6.   Management's Discussion and Analysis of Financial Condition
              and Result of Operations . . . . . . . . . . . . . . . . . .   15
    Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . .   17
    Item 8.   Changes In And Disagreements With Accountants
              On Accounting And Financial Disclosure . . . . . . . . . . .   17

Part III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
    Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the
              Registrant . . . . . . . . . . . . . . . . . . . . . . . . .   17
    Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . .   18
    Item 11.  Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . . . . . . . .   19
    Item 12.  Certain Relationships and Related Transactions . . . . . . .   21

Part IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
    Item 13.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .   22

                                        PART I

ITEM 1. BUSINESS

QCS Corporation (the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company provides its users with computer software and network access to enable retailers suppliers to conduct negotiations and to electronically facilitate purchase and sale of merchandise on a global basis. Using Lotus Notes/ Domino and industry standard networking protocols to transmit data over leased "backbone" trunk lines and the Internet, the Company maintains a secure yet open electronic network that helps retailers conduct on-line communication and transactions with their vendors and suppliers (the "QCS Network"). This communication and trading process is usually referred to in the retail industry as "sourcing." High volumes of product and transaction data need to be exchanged between the retailers and their suppliers in order for buy-sell transactions to be initiated, negotiated and closed. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a manufacturer or a distributor.
The QCS Network and the Company's related software products and services are designed to help make this sourcing function substantially more effective and efficient, to facilitate the workflow management of retail industry buyers and sellers, and ultimately to set the standard of sourcing for selected retail industry product categories.

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

The Company's principal offices are located at 650 Castro Street, Suite 210, Mountain View, CA 94041 and its telephone number is (650) 966-1214.

For a detailed discussion of risk factors relating to the Company, see "Risk Factors" at the end of this Item 1. Stockholders and prospective investors in the Company should carefully consider these risk factors.

OVERVIEW OF QCS GLOBAL SOURCING SYSTEM

The QCS Network uses industry standard software and worldwide telecommunication protocols. Currently the private backbone trunk line telecommunications services are provided by IBM Global Network ("IGN"). Access to the QCS Network is provided for a usage volume related fee. Through the QCS Network, retailers, manufacturers and distributors can exchange their sourcing information electronically in a secure and confidential environment.
 The QCS Network is designed to provide accuracy, speed, format standardization, product comparability and on-screen product images that can be manipulated with relative ease by the end-user. Access to the QCS Network is available to QCS' retail industry clients 24 hours per day in over 180 countries and territories throughout the world.

   The QCS Network and the Company's software products and services are designed to address a sourcing and workflow management need in the broad, worldwide consumer retail industry. When utilized to its full capability and employed on a wide-scale basis, the QCS Network is capable of reducing a client's cost of sourcing communication but, more importantly, it can substantially shorten the sourcing process and more effectively manage the quality performance of vendors. Consequently, the QCS Network enables merchandising, manufacturing and shipping decisions to be made by all parties closer to the selling season, thus helping to provide better informed and timely critical business decisions. The objective is to enable the clients who source product to obtain lower cost, increased sales volume, faster inventory turnover, fewer involuntary price discounts and improved margins and profitability.

OVERVIEW OF THE MARKET BEING ADDRESSED BY THE COMPANY

As the worldwide retailing industry grapples with competitive pressures and shifts in consumer demand, traditional sourcing methods are coming under heightened scrutiny, especially in light of proven emerging technologies which can now offer dramatic improvements in efficiency, costs and business process management. Most purchasing automation efforts address the Post-Order end of the Merchandise Flow. The Pre-Order and Order processes - the crucial "upstream" lengths of the spectrum, may soon be automated.

All retailers experience the need for more efficient and effective buying systems, but the major global and national retailers feel the need most strongly and are actively exploring purchasing automation solutions.

THE MARKET NEED IN FOCUS

   - The Retail Supply-Chain needs: efficient electronic flow of goods/services, enabling Just-In-Time receiving, lower overall costs, fewer data errors, closer relationships between retailers and suppliers for better service and planning.

   - Major Retailers need: buying efficiency and integration, supplier partnering, lower costs, fewer data errors, and mapped input into existing systems

   - Qualified Suppliers need: customer partnering/closer relationship via system tie-in to retailers, sales and bidding efficiency, Internet presence, qualified presence in a network system with visibility and mapped output to an array of customers and prospects

GLOBAL RETAIL MARKET

The retail industry is characterized by intense competition, consolidation and tightening profit margins. Consumers are ever more discerning and consequently demand that retailers offer more value in return for their purchasing dollar. Pressure on retailers affects all players in the sourcing environment.

To attract and keep consumers, retailers must offer more desirable products and prices, while optimizing factors such as product variety, inventory carrying costs, retail prices and costs of goods. Successful buyers must now sort, view, decipher and effectively act upon immense volumes of product and purchasing data. The average large department store carries more than one million SKUs (stock keeping units) at any one time, each unique in terms of product style, size, color, features, packaging, and so forth. Retailers need to source these SKUs from hundreds, or in some cases thousands, of vendors worldwide.

Sourcing-related communications between retailers and their vendors is a continuing dialogue about products, pricing, delivery, special promotions, packaging and a host of other issues. To date, these communications have largely been carried out through paper-flow, phone calls, faxes, courier services, or through travel and personal visits. It is time-consuming, challenging and expensive to maintain retail supply communications in this manner. Moreover, to compare different merchandise buying programs on a consistent and meaningful basis requires a major undertaking for which buyers often lack adequate resources.

Current sourcing methods often result in less than optimal merchandise buying, characterized by frequent misalignment between what the consumers want and what is actually on the store shelf, not to mention lost sales, costly retail price discounts, or even unsold merchandise returned to the supplier.

BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE IN RETAIL

The expanding number and variety of products sold by each retailer along with pricing pressure and geographic diversity, drives the globalization of retailer-supplier partnerships. Growing volume and complexity in merchandise sourcing relationships requires an information systems solution. Long considered an art, merchandise buying must now be approached as a science, with the help of technology.

To better manage their relationships and merchandise flow, retailers and suppliers alike are turning to information technology, and specifically to electronic commerce solutions. QCS believes that the electronic commerce market is at the start of a long-term expansion driven by adoption of the Internet as a marketing venue and data highway. Electronic commerce in the retail sphere represents a significant opportunity for systems application and service providers who understand the unique requirements of the retail industry and can provide the reliability and security necessary to consummate and manage sourcing transactions.

The retail industry and its major participants have been early adopters of electronic commerce technologies, initially in the form of Electronic Data Interchange (EDI) managed over private Value-Added Networks (VAN). EDI addresses the post-ordering flow of basic transactional data. In addition to addressing a limited range of the merchandise flow, EDI systems can be expensive to develop and are based on closed and proprietary system technologies. The range of workflow capability is limited and costs tend to exclude smaller participants, such as suppliers, from enthusiastic involvement.

In order to successfully face these challenges, retailers and suppliers are increasingly turning to information technology, and specifically electronic commerce applications, as a means of managing their retailer-supplier relationships. The Company believes that this trend towards electronic commerce solutions represents an opportunity for application and service providers who understand the unique requirements of the retail industry and can provide the necessary reliability and security to consummate and manage sourcing transactions.

OVERVIEW OF QCS SERVICES

The QCS Network is designed to address the retail industry's sourcing communication and workflow management needs, for both the retailers and their vendors. Based on an industry standard groupware software development platform, Lotus Notes/ Domino, and industry standard networking and electronic mail systems, the QCS Network and QCS's software products and services link retailers and their trading partners through electronic mail, data and full page image exchange. This is done through the interactive exchange of product description documents with text and color images, and administrative documents and forms customized to each retailer's unique requirements. QCS's software products and services include (1) application software for a one time licensing fee, and (2) unlimited network access for a fixed monthly fee or, for most retailers and certain high volume vendors, network access for which the Company charges volume-based recurring usage fees. Hardware requirements are simple -- the single user service requires an industry standard desktop PC with a high quality color display, a color scanner, and/ or a digital camera. The multi-user service requires an image acquisition PC, a QCS server, and multiple local area network ("LAN") workstations. Through the Lotus Notes/ Domino replication feature, the QCS Network constantly updates and synchronizes all its data residing both in centrally located system servers and multiple distributed local desktop stations at client sites. Lotus/ Domino server connected users access the QCS Network via QCS' Web site (qcsnet.com) on the Internet.

Once on the QCS Network, the retail buyer can select and retrieve the up-to-date information from a worldwide pool of vendors regarding their product offerings. Similarly, a manufacturer or vendor can access the buyers at the large department store retailers, mass merchandisers and specialty chain stores. Product information is input by the vendor following a series of computer prompts, both textual and in color image. When retrieved by retail buyers, the data from all different vendors will appear on the retailer's desk top screen in the retailer's own pre-specified and familiar format, thus making it meaningful and relatively easy to compare products across multiple suppliers for the same merchandise program offering, and at the same time allowing easy interface to the retailer's in-house information systems. Communication between each pair of trading partners on the QCS Network is totally private and on a "store-and-forward basis" or "on-line". The product color images can be edited easily to customize it to the retailer's own private label or for other design, packaging and marketing purposes. Flexibility has been built into the QCS Network, allowing users to establish exclusive links with a particular trading partner, to conduct exclusive communications between groups of users, or to use the QCS Network exclusively for internal purposes to connect a client's worldwide business locations. Access to the QCS Network is executed automatically in the background through a local telephone number dial-up. When traveling on the road, QCS Network users have access to "Traveling Mailboxes" via local phone dial-up numbers in most major cities in the world or via local Internet Service Providers ("ISP's").

PRODUCT DEVELOPMENT AND/OR ACQUISITIONS

The Company's research and development efforts are exclusively driven by market needs and directed towards technologies that enable and facilitate the mapping and translation of information between trading parties in retailing.

QCS uses a product strategy that combines internal development, alliances, and licensing of applications from third parties. New product development and enhancements of existing products are typically performed within QCS. Responsibilities include design, development, documentation and quality assurance. Contractors are involved in non-critical projects.

QCS follows an open-environment strategy and supports, to the extent possible, standard operating systems, LAN environments, communication protocols and industry-specific message formats. There will continue to be rapid changes in technology standards, and QCS intends to incorporate new technologies and methods into its product and service offerings in order to continue to provide leadership products.

International networking uses a combination of private (IBM Global Network -IGN) and public networks (Internet). QCS maintains its hub servers both under a facility management agreement with IBM, and internally in a self-hosted fashion in its own facilities.

Security concerns play a major role in technological choices. Lotus Notes-TM-and Domino-TM- technology guarantee user authentication and controlled access to the Company's servers. Critical documents exchanged between QCS Network users are encrypted using Lotus Notes-TM- secure protocol over the private network and standard SSL (Secure Socket Layer) protocol over the Internet. Both provide the highest level of security permitted by U.S. export laws.

CURRENT OFFERING

The QCS product line currently allows a supplier a variety of functions revolving around its product catalog. Various functions allow a supplier to maintain its product catalog, send portions of it to global listings, and to send confidential detailed offers from its catalog to buyers on the QCS Network in a point-to-point mode.

Documents sent by suppliers are processed by an intermediary QCS server, incorporating various filtering and mapping functions, before being delivered in the buyer organization in its own tailor-made format. This centrally-managed form-based messaging system guarantees flexibility by shielding the seller from buyer specificity and ensuring the interoperability with a large number of messaging standards. Additional modules geared towards communication of documents with forwarders and inspection companies enable the buyer to follow-up the merchandise flow up to the delivery. In order to smoothly integrate in a variety of site configurations, QCS offers its customers various connectivity options to the QCS Network.

Launched in December 1996, QCS v2.4 is deployed at the customer site over Lotus Notes-TM-, in either single station or LAN configuration. It is typically chosen by large organizations and is available for suppliers, retailers, forwarders and inspection companies. Hardware platforms running Windows 3.1, Windows 95 or Windows NT on the client and Windows NT, OS/2 or Netware on the server are supported. Access to the QCS hub server is achieved through local X.28 dial-up calls to IGN X.25 private network.

The Supplier Sales Station v3.0 was introduced in May 1997. QCS v3.0 is a web-based product that capitalizes on the low-cost and interactivity offered by the Internet. It is available to any supplier with a standard Internet connection and a web browser. Access to the QCS hub server is achieved through local ISP calls using TCP/IP protocol over the Internet.

QCS-enablement of independent software vendors or proprietary solutions is done through the support of standard EDI messages. This service is currently available to forwarders but will be further generalized to other types of messages.

The back-end architecture of the QCS Network is built over Lotus Notes-TM-and Domino technology, which allows shared database replication, user authentication and controlled access, messaging and workflow management, and offers support of industry standards such as HTTP, SSL or SMTP.

The QCS Solution addresses the workflow management of merchandise sourcing for major retailers worldwide, with special emphasis on the "upstream" processes of Pre-Ordering and Ordering. In alliance with IBM, the QCS Network provides this well-defined market with a private, secure and web-enabled network integrating retailers with their qualified vendors worldwide.

Through the QCS Network, retailers, manufacturers and distributors can exchange their sourcing information electronically in a secure and confidential environment. The QCS Network is designed to provide accuracy, speed, format standardization, comparability and on-screen product images that can be manipulated with relative ease by the end-user. Access to the QCS Network is available to its retail industry clients 24 hours per day in over 180 countries and territories throughout the world.

QCS operates an "Electronic Merchandise Flow" service using Lotus Domino technology as the common presentation manager between its own collaboration applications and existing in-house solutions of all members of the retail trading community.

The QCS Network blends an industry standard groupware development platform, Lotus Notes-TM- with the web enablement tool Domino, together with industry standard networking and electronic mail systems. Retailers and their trading partners are linked through electronic mail, data and full page image exchange. The system offers the interactive exchange of product description documents with text and color images, and administrative documents and forms customized to each retailer's unique requirements.

The recent Internet-enablement of the QCS product line effectively joins together the private and public networking application worlds, making their differences transparent to the end-user. Supplier and retailer alike can access the system from either software platform, and carry out their trading dialogue with all supplier-originated communications automatically "mapped" to the retailer's in-house systems.

By making many of its current network functions available through the Internet via a standard Web browser (Netscape, MS Internet Explorer), QCS removes much of the necessity for suppliers to maintain sophisticated local hardware and software on site. QCS believes that suppliers will more readily accept and use QCS via the Internet, thereby increasing adoption of the technology.

SOLUTIONS FOR RETAILERS

QCS' retailer solution includes collaboration server software, an Electronic Commerce implementation plan with the Retailer's MIS department, and a detailed implementation project with the Retailer's Merchandising department.

The Collaboration Server is based on the Lotus Domino technology and consists of a retail sourcing-specific electronic commerce server. The server can be either housed by the Retailer or by QCS in Facilities Management. The QCS Collaboration Server can be completely "firewalled" from the Retailer's existing in-house systems. Data from the Collaboration server is transmitted and interfaced ("mapped") through the firewall to match the Retailer's in-house standards for Electronic Mail and Graphical User Interface, as well as Management Systems handling data such as Purchase Orders, Point-of-Sale, Quality Control and Shipping information.

Once on the QCS Network, the retail buyer can select and retrieve up-to-date information from a worldwide pool of vendors and request information concerning their product offerings. All data from all vendors appears on the retailer's screen "mapped" automatically by QCS into the retailer's pre-specified and familiar format. This makes it simple to compare products across multiple suppliers for the same merchandise program. Supplier input flows seamlessly through QCS into the retailer's existing systems.

Global retailers can now review, select, negotiate and purchase consumer goods over an image-based network using IBM's Global Network. Information is exchanged in a confidential secure environment. The overall objective is to enable the retailer client to obtain lower cost, increased sales volume, faster inventory turnover, fewer involuntary price discounts, fewer inventory buying errors, and improved margins and profitability. Enhanced merchandising productivity yields substantial savings, directly impacting the client's bottom line and bolstering price competitiveness.

When utilized to its full capability on a wide-scale basis, the QCS Network can substantially shorten the sourcing process and more effectively manage the vendor performance quality. It enables merchandising, manufacturing and shipping decisions to be made by all parties closer to the selling season, thus helping to provide better informed and timely critical business decisions.

SOLUTIONS FOR SUPPLIERS

To take advantage of the advent of the Internet, the Company has introduced a new web-enabled product. The Supplier Sales Station offers vendors a cost-effective way to get in front of all QCS private network retailer members. A server facility located in Mountain View, California links the Web with the QCS private network. The home page (http://www.qcsnet.com) tells the viewer about the QCS services and benefits and allows him to register online and to become a member at a basic service level. This provides the supplier with free email directly between himself and individual buyers.
Many suppliers will get onto the Internet using a free 30-day trial of IBM Internet Connection Services offered via direct mail.

The new member enjoys a limited version of the full spectrum of QCS Network services. The vendor will be able to submit information about himself and his product offerings to the catalog viewed by all QCS members. The data is input by the vendor himself on the QCS Internet home page. The QCS server then "maps" it into the QCS standard format and posts it on the QCS private network catalog. Supplier input is thus in one standard format that is "mapped" by the QCS system to each retailer's internal specifications.

The QCS product line currently allows suppliers a variety of functions revolving around his product catalog. Various functions allow him to update his catalog, send portions of his product catalog to global listings, and to send confidential customized and detailed offers from his catalog to buyers on the QCS Network in a point-to-point mode. This base functionality shall remain in all future product offerings, however the underlying technology will be enhanced to incorporate the most current market standards.

Supplier equipment requirements depend on whether they are a large-usage vendor tied into the QCS private network and interacting extensively with retailers, or a new supplier subscribing to free e-mail services through the Web and considering additional options. The large user requires an industry standard desktop PC with a high quality color display, a color scanner and/or a digital camera, a QCS server and a local area network ("LAN") workstation. The entry-level service requires only a PC running Windows and an Internet connection with web browser.

SALES AND MARKETING

MARKETING ALLIANCE WITH IBM

In December 1996, QCS and IBM formally announced a broad alliance to enable international electronic trading between retailers and their suppliers on IBM's Global Network. IBM and QCS cooperatively market the QCS service. IBM provides a global infrastructure that includes help desk support and a worldwide sales and marketing force, some of which is expressly dedicated to QCS. QCS operates its service on the IBM Global Network Interconnect Service for Lotus Notes-TM-.

In addition to providing customer care centers and a worldwide sales force to recruit suppliers, IBM also has responsibility for supplying, installing and packaging the QCS Supplier Installation Kit and to provide telephone support for Lotus Notes-TM- and the related QCS Software to suppliers. QCS pays IBM for access to the IBM Global Network and makes revenue based payments for IBM's sales and marketing services.

IBM Electronic Commerce, Global Trade Services, the IBM entity which sponsored the strategic alliance, was formed within the Internet Division in 1996 with the mission to develop business with companies engaged in International Trade. Global Trade Services' objective is to leverage IBM's worldwide sales and services capabilities, current and emerging technologies and global network in cooperative business relationships that will capitalize on the opportunities existing in the electronic commerce marketplace. Global Trade Services introduced QCS to IBM's Distribution Industries Solutions Unit. Their operational presence in the field and commitment to the QCS vision brings market acceptance, local infrastructure to leverage, and deep knowledge of retailers and emerging supply-chain solutions.

COMPETITION

BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE

The general market sector for what QCS does can be broadly defined as firms offering business to business electronic commerce applications, such as General Electric Information Services (GEIS), Sterling Commerce, Harbinger and IBM Corporation. They are large companies serving diverse markets, and are not focused on the upstream part of the retail merchandise flow, especially the Pre-Order area. QRS Inc. is an established firm that serves the retail industry, the same vertical market as the Company, but it does not focus on the Pre-Order area of the upstream flow, and offers EDI products entirely.

Of the many electronic commerce providers, large and small, some offer a proprietary network product and others apply an Internet based solution. The trend is clearly moving toward Internet functionality, as big e-commerce providers create products in this domain or at least web-enable existing and largely EDI-based offerings to serve more areas of the Merchandise Flow chain.

UPSTREAM VERSUS DOWNSTREAM RETAIL SOLUTIONS

Within the upstream area, QCS addresses the Pre-Order and Order sourcing flow needs of major retailers, with connectivity to applications, workflow functions and service providers. QCS serves this well-defined market with a private, secure and web-enabled network integrating the retailer with his qualified vendors and service providers worldwide. It offers retailers and suppliers a comprehensive, independent, industry standard solution supporting upstream processes. Other upstream electronic commerce providers serving the retail industry focus on rapid replenishment systems (just-in-time inventory management). Downstream electronic commerce firms provide point of sales, data warehousing and micro-marketing (analysis of consumer purchasing behavior). Downstream systems do not overlap with the QCS Network in any material fashion.

EXTRANETS VERSUS IN-HOUSE DEVELOPMENT

In-house systems development, a traditional internal competitor to new technology applications, is not a strong competitor today because of the direction in which Internet based technology is evolving. In 1996, intranets were embraced by corporate users of information services and made substantial inroads in strategic vision documents and procurement practices of many IT departments within major companies.

The new Extranet, or extended Internet, is a private business network of several cooperating organizations located outside the corporate firewall and utilizing existing Internet interactive infrastructure such as standard servers, email clients and Web browsers. This makes it far more economical than the creation and maintenance of a proprietary network. It enables trading partners, suppliers and customers with common interests to form a tight business relationship and a strong communication bond. It is the first non-proprietary technical tool that can support rapid evolution of electronic commerce. QCS Network is an extranet system for which development experience and costs have already been borne.

EMPLOYEES

The Company currently has 19 full time employees, of which 5 are in sales and marketing, 4 in engineering and development, 5 in network management and field operations, and 5 in management and administrative support functions. These employees are located in the United States, Hong Kong and France. None of the employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

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

HISTORY OF LOSSES AND ACCUMULATED DEFICIT; LIMITED OPERATING HISTORY: From inception in 1993 through June 30, 1997, the Company has generated an accumulated deficit of $10,160,862. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. To address these risks, the Company must, among other things, continue to upgrade its technology, commercialize products incorporating such technology, continue to attract, retain and motivate qualified persons and respond to competitive developments. There can be no assurance that the Company will be successful in addressing such risks. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. Furthermore, the Company has a limited operating history focused primarily on integration activities with major retailers. Although the purpose of this integration work has been to establish a strong launch platform to connect large numbers of consumer goods vendors, there can be no certainty that retailers will indeed be successful in enforcing QCS as a retail industry trading standard in the near future, if ever. Further time may be required to introduce the new QCS work processes into the vendor organizations. This delay would result in continued losses.

ANTICIPATED FLUCTUATIONS IN OPERATING RESULTS: It is anticipated that, as the Company matures, the Company's sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, many of which are outside the control of the Company, including, among others, (i) the size and timing of significant orders and their fulfillment, (ii) the demand for the Company's products and services, (iii) the number, timing and significance of product enhancements and new product introductions by the Company and its competitors, (iv) changes in pricing policies by the Company or its competitors, (v) changes in the level of operating expenses, (vi) personnel changes, (vii) product defects and other product or service quality problems, (viii) the results of international expansion and currency fluctuations, (ix) seasonal trends and (x) general domestic and international legal, economic and political conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operation.

DEPENDENCE ON IBM

The Company has a strong and growing revenue sharing alliance with IBM for marketing, major account sales and customer support, together with Network service carriage through the IBM Global Network (IGN). IBM has substantial discretion and control over such marketing and support including financial resources devoted to marketing and the compensation of its sales and support personnel. Therefore, IBM's decisions and performance with respect to these matters have a material impact on the Company's ability to market its products and services. IBM is under no contractual obligation to continue to market the Company's products and services. A decision by IBM to cease or reduce substantially its marketing efforts would have an immediate and material adverse effect on the Company's financial condition and results of operations. There can be no assurance that, in such an event, the Company would succeed in alternative sales methods.

DEPENDENCE ON KEY RETAILERS: A key element of the Company's marketing strategy is the Retail Partner Program whereby the Company works with selected large retailers to encourage their key vendors to connect with the QCS Network. These key "hub" retailers therefore play a vital role in the Company's rate of market penetration and, after the retailers and their vendors begin to use the QCS Network, will continue to drive the usage for trading and communication which will have a direct impact on the Company's recurring revenue. Although these retailers have been successful in the past in enforcing standards with their vendors ( e.g. EDI, bar codes), there is no guarantee that these key retailers will succeed in connecting key suppliers.

CONTINUING NEED FOR PRODUCT ENHANCEMENTS: The Company's current product line will continue to need enhancements and upgrading, driven by client needs as well as rapid technological advances. Although the Company is technologically independent in that it is in a position to pick and choose from the best and most reliable technology that is available in the marketplace, the risk will continue to exist that the Company's clients will always demand the best functionality at the lowest cost and the Company will always have to be current with the latest of technologies and applications.

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

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY AND KNOW-HOW: The Company creates client-driven applications using technologies available to all in the marketplace. However, some key software elements within the applications are custom designed and developed by the Company. Although the Company is positioned as an amalgamation of software application, global networking and technology, there can be no assurance that some of the Company's customers will not invite other service or application providers to imitate or improve upon the Company's products and services.

ABSENCE OF PUBLIC MARKET LIQUIDITY AND POSSIBLE VOLATILITY OF STOCK PRICE: The public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis. This situation creates a very thin public market for the trading of the Company's shares. Trading volume on any single day rarely exceeds a few thousand shares, with some days of no trading at all. Limited trading volume entails a high degree of volatility in the stock price. In the 52 week period from July 1, 1996 to June 30, 1997, the bids for the shares of the Company's stock on the OTC Bulletin Board ranged from $.625 to $5.00. Until additional shares of Common Stock of the Company become freely tradable, this situation of limited liquidity and volatile stock price will most likely persist.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS: Future sales of shares by existing shareholders could also adversely affect the prevailing market price for the Company's common stock. The vast majority of Common Stock outstanding are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act, and in the future may be sold only pursuant to an effective registration statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another
exemption under the Securities Act.   The Company is obligated to provide
certain registration rights to the holders of an aggregate of 5,749,468 shares of Common Stock (assuming conversion of all issued and outstanding shares of Series A Convertible Preferred Stock). No prediction can be made as to the effect, if any, that sales of such securities or the availability of such securities for sale will have on the market prices prevailing from time to time. However, even the possibility that a substantial number of the Company's securities may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

PRIVACY AND SECURITY CONCERNS OF ON-LINE COMMERCE: A significant barrier to online commerce and communication is the secure exchange of confidential information over public and private networks. The Company relies on the encryption and authentication technology of its backbone providers and otherwise incorporated in its application software to provide the security and authentication necessary to effect the secure exchange of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the systems used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, financial condition, and operating results.

DEPENDENCE ON KEY PERSONNEL AND HIRING OF ADDITIONAL PERSONNEL: The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. In particular, the Company believes that its future success is highly dependent on the continued efforts of the Company's principal shareholders, Marcel van Heesewijk and Mattheus Wegbrans. The Company is the beneficiary of a key man life insurance policy for Marcel van Heesewijk for the amount of $1,000,000. The Company does not intend to maintain key man life insurance covering additional key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, engineering, sales and marketing, and finance personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition.

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

RISK OF CAPACITY CONSTRAINTS AND SYSTEMS FAILURES AND RELATED LIABILITY: A key element of the Company's strategy is to generate a high volume of customer use of the QCS Network. Accordingly, the reliability of the QCS Network is critical to the Company's reputation and its ability to attract new customers and to achieve market acceptance its products and services.
The Company believes its products and services are capable of sustaining higher volumes of customer usage and plans to continue to enhance the current capacities. However, an increase in the volume of traffic conducted through the QCS Network could strain the capacity of the software or hardware deployed by the Company, which could lead to system failures. In addition, as the number of customers using the QCS Network increases, there can be no assurance that the infrastructure of the QCS Network will be able to scale accordingly. The Company is dependent upon the telecommunications backbone provided by IGN for access to and usage of the QCS Network. Any disruption in the service provided by IGN or any failure of IGN to handle the anticipated higher volumes of traffic could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  PROPERTIES

The Company maintains offices in the U.S., Hong Kong and France. In Mountain View, California, the Company leases approximately 2,148 square feet of space. The Mountain View lease expires in September 2000. The Company's Hong Kong operation is housed in a leased floor approximately 2,755 square feet. The Hong Kong lease expires in April 1998 at which time the Company has an option to renew with rent adjustments for an additional two years.
Similarly, the Company's Nice, France office is housed in a leased space of approximately 2,000 square feet, which lease expires in December 1999 and may be renewed for an additional three years. At present, the Company does not foresee any need beyond these leased spaces in the near future.

ITEM 3.   LEGAL PROCEEDINGS

No legal proceedings were commenced by or against the Company during the fiscal year ended June 30, 1997.

The Company is subject to a number of claims arising out of the conduct of business. The Company believes that the results of the claims will not have a materially adverse effect on the Company's financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                       PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The following table indicates the high and low bid prices for shares of the Company's Common Stock as quoted under the symbol, QCSC, on the OTC Bulletin Board for each quarter within the fiscal years ended June 30, 1997 and 1996, respectively. The prices shown are representative inter-dealer prices, do not include retail markups, markdowns, or commissions and may not necessarily reflect actual transactions.

                                           BID PRICES ($)
                                        -------------------
                                        HIGH            LOW
                                        ----            ---
1997
----
First Quarter ended 9/30/96             5.00           2.50
Second Quarter ended 12/31/96           4.50           3.00
Third Quarter ended 3/31/97             4.125          1.50
Fourth Quarter ended 6/30/97            1.375          0.625

1996
----
First Quarter ended 9/30/95            1.375           0.75
Second Quarter ended 12/31/95          1.125           0.625
Third Quarter ended 3/31/96            3.75            0.9375
Fourth Quarter ended 6/30/96           3.375           2.25

As of June 30, 1997, there were approximately 188 shareholders of record and 208 beneficial shareholders of the Company's Common Stock and 11 holders of the Company's Series A Convertible Preferred Stock for which no market is maintained. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock for the foreseeable future. Quarterly dividends of $0.012875 per share began accruing on the Company's Series A Convertible Preferred Stock beginning on November 22, 1994 and began compounding annually as of January 1, 1996. The dividends become payable, subject to legality, upon the liquidation of the Company or six months after the date of conversion of any shares of Series A Convertible Preferred Stock into common stock of the Company. Such dividends shall be paid in cash.

RECENT SALES OF UNREGISTERED SECURITIES
In July 1996 the Company issued 344,000 shares of Common Stock at $3.00 per share in a private placement to accredited investors (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended). The net proceeds of this sale totaled approximately $1,032,000. This private placement commenced in June 1996 and in the fiscal year ended June 30, 1996 the Company issued a total of 1,036,531 shares of Common Stock at $3.00 per shares of which the net proceeds totaled approximately $2,842,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Report. This section may contain forward looking statements regarding, among other matters, the Company's future strategy and prospects for growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters, which are subject to a number of risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause this difference include, but are not limited to, those discussed throughout this report..

OVERVIEW

QCS Corporation (the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company provides its users with computer software and Network access to enable retailers and suppliers to conduct negotiations, purchase and sale of merchandise on a global basis. Using Lotus Notes/ DominoTM and industry standard networking protocols and transmitting data over leased "backbone" trunk lines and the Internet, the Company maintains a secure yet open electronic network which helps retailers conduct on-line communication and transactions with their vendors and suppliers (the "QCS Network"). This communication and trading process is usually referred to in the retail industry as "sourcing." High volumes of products and transaction data need to be exchanged between the retailers and their suppliers in order for buy-sell transactions to be initiated, negotiated and closed. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a manufacturer or a distributor. The QCS Network and the Company's related software products and services are designed to help make this sourcing function substantially more effective and efficient and to facilitate the workflow management of retail industry buyers and sellers.

The Company's revenues are derived from QCS's software products and services which include application software for a one time licensing fee and network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees.

From inception in 1993 through June 30, 1997, the Company has generated an accumulated deficit of $10,160,862. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets.. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. The Company has only recently started to witness sustained and significant usage volume between and among trading partners on the QCS Network. Additional staff and technical support personnel may need to be added in a rapid growth scenario. If these resources are provided through a strategic partnership, synergistic coordination and cooperation is needed among the Company's sales and engineering teams and their counterparts at the strategic partner. Difficulties and ineffectiveness in managing continued growth in liaison with a new strategic partnership could have a material adverse effect on the Company's business and results of operations. If the Company creates its own infrastructure, substantial additional funding would be needed. There is no assurance that the needed funds could be raised or that the global staffing could be successfully implemented. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

REVENUES

Revenues were $1,274,611 in fiscal 1997 versus $1,031,858 in fiscal 1996, which represents a 24% increase. The increase in revenues was due primarily to adding retailers and suppliers to the QCS Network in the first quarter of FY 97 with the resultant installation charges and monthly access and volume usage fees. These revenues were generated by private Network connections using the full QCS Notes Client/ Server based applications. In fiscal 1997 access and volume usage fees represented 76% of total revenue and installations fees represented 22% of total revenue.

Starting in the second quarter of fiscal 1997, the Company experienced a decline in the number of new connections to the Private Network as a result of price pressure from Internet based solutions. The Company started its development and porting activities in the third quarter of fiscal 1997 in order to introduce its Internet based solution. As a result the Company was able to launch its first Internet based application, the WEB-Supplier Sales Station, in May of 1997. The Company has however not yet been able to show significant revenues from these new Internet enabled products and services in fiscal 1997. There can be no assurance that these products will produce significant revenue growth in the short-term future of the Company.

GROSS PROFIT

Gross profit represents revenues less cost of sales. Cost of sales consists mainly of the following: (1) labor costs of installing software and providing training at the customers site; this includes QCS employee costs and subcontracted costs; (2) the costs of the network backbone and hub providers;
(3) 3rd party software costs; and (4) engineering costs for specific revenue generating consulting or product enhancement efforts. The cost of sales increased from $554,034 in fiscal 1996 to $837,131 in fiscal 1997, or 51%, mainly due to the cost of migrating the QCS Network to IBM's Global Network
(IGN) Backbone Services during the third quarter. The transition to IGN as the new backbone service provider is part of the overall QCS - IBM partnership agreement. For security reasons the Company also chose to continue to use its previous backbone provider SITA during the transition period which resulted in the temporary increase of cost of sales in the third and fourth quarters of fiscal 1997. As a result the Company experienced a decline in gross profit from $477,824 in fiscal 1996 to $437,480 in fiscal 1997 or 8%.

OPERATING EXPENSES

Selling, general and administrative expenses of $2,912,498 in fiscal 1997 experienced a decrease of 4% from fiscal 1996. Starting from the third quarter of fiscal 1997, it has been the Company's policy to shift the technical operation expenses from world wide field support to centralized development efforts as a result of the transition from Notes Client/ Server based applications on the Private Network to Domino Web enabled based applications on the Internet. The new technology environment requires much less technical field support which enabled the Company to decrease the related costs. Research and development expenses increased 11% from $190,207 representing 18% of fiscal 1996 revenues, to $364,539 representing 29% of fiscal 1997 revenues. These R&D expenditures increased in order to develop new products and services, and to port existing applications to a new web enabled server engine. To maintain competitiveness in the very fast-moving software industry, additional engineering expenses also were spent on the analysis and design of future products. The Company continued to invest strongly in 1997 in several key areas to get into position to create, accommodate, and sustain potential, substantial growth in the coming quarters. The retail industry is truly global in nature. To properly address the appropriate worldwide markets, sales and marketing staff and management were maintained in 1997 at all three major sales locations; Hong Kong, France and the U.S. with an enhanced focus on a limited number of Retail Hub accounts.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 cash and cash equivalents were $1,274,157, representing a decrease of $1,332,961 from the $2,607,118 at June 30, 1996. This decrease in working capital resulted from $2,524,761 cash used in operating activities, offset by $1,031,919 in additional funds received from the July equity investment and proceeds from exercise in stock options. In fiscal 1996 the Company used $1,884,262 in operating activities. The Company's business plan for fiscal 1998 calls for continued increases in spending for product development, selling expenses and key management additions. The Company does not currently have a bank credit line, but does intend to apply for one in 1998. The Company is seeking to raise $5,000,000 through a private placement of common stock at $1.50 per share. The Company believes this new equity investment combined with the cash currently on hand and at least some growth in revenue will be sufficient to fund operations for the next year. There can be no assurance that this attempt will be successful. However, if the Company were to continue to sustain significant losses, beyond the current business plan, the Company may be required to attempt to raise further debt or equity funds. If these fund raising efforts were not successful, the Company might have to reduce operating spending resulting in possible additional negative impacts on the achievement of the Company's objectives.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements and supplementary data are set forth on pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages as of September 29, 1997 are as follows:

       NAME            AGE                 POSITION WITH COMPANY
       ----            ---                 ---------------------

Marcel van Heesewijk    37   President, Chief Executive Officer, Acting Chief
                             Financial and Accounting Officer, Chairman of the
                             Board of Directors

Mattheus Wegbrans       47   Executive Vice President of Field Operations and
                             Sales, Director

Johan Vunderink         49   Director


MARCEL VAN HEESEWIJK, Chairman of the Board, and has served intermittently since January 1993 as President, Chief Executive Officer and Acting Chief Financial and Accounting Officer. From January 1990 to June 1992 Mr. van Heesewijk was the General Manager of European operations for Pande Inc., a software engineering services firm. In addition, Mr. Van Heesewijk has held management positions with Siemens AG in both Germany and Portugal. Mr. van Heesewijk holds a bachelor's degree in Economics from the University of Groningen in the Netherlands and a degree of the EAP, European School of Management Studies in Paris, Oxford and Berlin.

MATTHEUS WEGBRANS, is a Director and Executive Vice President of Field Operations and Sales. He had previously served as Vice President of Sales and Marketing of the Company in 1993. His prior experience includes Vice President at Digital Equipment Corporation from December 1994 to August 1996 where he was responsible for the overall management of its computer systems business in Europe, the Middle East and Africa. Prior to joining QCS in 1993, Mr. Wegbrans was a Director of Software Publishing Corporation from June 1992 to June 1993 and a founder and President of NeXT Computer Europe from July 1990 to May 1992.

JOHAN VUNDERINK, has been a director of the Company since July 1997. From 1977 to 1996 Mr. Vunderink held various executive and board positions with BSO in the Netherlands and from 1989 to 1992 was President and CEO of Origin Technology. Origin subsequently was merged into BSO and Mr. Vunderink became Executive Vice President of Marketing and Sales. Origin is a global systems integrator with offices in 31 countries, employing 13,500 people, and a 1996 revenue of $1.35 billion. Mr. Vunderink is also acting as interim President and CEO of Matrix, a sales force automation provider, and a subsidiary of Baan Investment BV. Additionally, Mr. Vunderink holds board member positions for ITPS/Hyperion, a services company to Airline Reservation System, Health Care Systems Benelux BV, a chipcard company and ALLSHARE BV, a development company for banking and human resource software.

There are no family relationships among the officers or directors of the Company. The executive officers are elected by and serve at the discretion of the Company's Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities Exchange Commission
(SEC). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

The following table sets forth all remuneration paid by the Company and its subsidiaries to executive officers during the three fiscal years ended June 30, 1997:


SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                                --------------------------
                                                                                AWARDS             PAYOUTS
                                          ANNUAL COMPENSATION                 -------------------  -------
                                   -------------------------------------      RESTRICTED
NAME AND PRINCIPAL                                          OTHER ANNUAL        STOCK    OPTIONS/   LTIP     ALL OTHER
POSITION DURING 1997               YEAR        SALARY       COMPENSATION        AWARDS     SARS    PAYOUTS  COMPENSATION
--------------------               ----        ------       ------------        ------     ----    -------  ------------
Marcel van Heesewijk**             1997       $101,000       $53,000*             --        --        --        --
President, CEO, Acting             1996       $102,996       $44,307*             --        --        --        --
CFO and Chairman of                1995        $90,625       $12,983*             --        --        --        --
the Board of Directors

Mattheus Wegbrans***               1997       $132,000     $  12,000*             --        --        --        --
Vice President                     1996             --             --             --        --        --        --
And Director                       1995        $22,857        $7,886*             --        --        --        --



Todd Myhre****                     1997        $59,496       $11,494*             --        --        --        --
President, CEO
And  Director


* Represents car and housing allowances paid to Mr. van Heesewijk and Mr. Wegbrans, car allowance and consulting services for Mr. Myhre.

** Mr. van Heesewijk assumed the position of Executive Vice President of Business Strategies and Alliances in October 1996. In February 1997 he resumed the positions of President and CEO.

*** Mr. Wegbrans rejoined the Company in August 1996 and did not receive any compensation during fiscal 1996.

**** On October 21, 1996, Todd Myhre became the Company's President and Chief Executive Officer. Mr. Myhre resigned this position on February 26, 1997, after which he served as a consultant to the Company.

STOCK OPTION GRANTS, EXERCISES AND HOLDINGS

On October 21, 1996, the Company appointed Todd Myhre as its President and Chief Executive Officer and elected him to serve as a member of the Board of Directors. Under the terms of his employment agreement, he was granted options to purchase 2,858,493 shares of common stock at $2.27 per share. Options to purchase 1,372,077 shares immediately vested with the remaining options to purchase 1,486,416 shares vesting in equal blocks of 495,472 on
April 11, 1997, October 11, 1997 and April 11, 1998.    On February 25, 1997
all of the aforementioned options were rescinded by mutual agreement. On February 26, 1997, he resigned his position with the Company and the Board of Directors. Pursuant to the terms of a consulting agreement between the Company and Mr. Myhre, he was granted new options to purchase 1,372,077 shares at $2.27 per share. These options were fully vested effective April 11, 1997 and may be exercised on or before April 11, 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of October 10, 1997 assuming the conversion into Common Stock of 4,368,937 shares of the Company's Series A Convertible Preferred Stock by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company,
(ii) each of the Company's executive officers and directors named in the Summary Compensation Table, and (iv) all current directors and executive officers as a group:

 NAME AND ADDRESS OF BENEFICIAL OWNER OR          NUMBER OF SHARES      PERCENT
GROUP AND NATURE OF BENEFICIAL OWNERSHIP (1)     BENEFICIALLY OWNED     OF CLASS
--------------------------------------------------------------------------------

Marcel van Heesewijk                                 4,892,963           22.20%
650 Castro Street
Mountain View, CA  94041

Mattheus Wegbrans                                    2,183,100            9.91%
Chemin de la Cairee - Villa Ariari
Les Hauts de Saint-Paul
06140 St Paul de Vence
France

Todd S. Myhre (2)                                    1,372,077            5.86%
650 Castro Street
Mountain View, CA  94041

Carlyle-QCS Partners, LP (3)                         3,058,253           13.88%
1001 Pennsylvania Avenue, NW
Washington, D.C. 20004

French American Banking Corporation                  2,114,100            9.59%
World Financial Center, Tower A
200 Liberty Street
New York, NY 10281

STF Management Limited  (4)                          1,747,574            7.93%
as General Partner of Sharp Technology
Fund I & II, LP
1 Cornwall Street, 4th Floor
Birmingham, UK

Lagunitas Partners, L.P./Proactive Partners (5)      1,686,732            7.65%
C/O Gruber & McBaine Cap. Mgt.
50 Osgood Place, Penthouse
San Francisco, CA  94133


All Directors and Officers as a group (2 persons)    7,076,063           32.11%


(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The table is based on information supplied by the directors, officers and principal shareholders.

(2) Assumes exercise of options to purchase 1,372,077 shares of Common Stock that are exercisable within 60 days.

(3) Includes warrants to purchase 145,631 shares of Common Stock which are exercisable within 60 days of September 30, 1996 and assumes conversion of 1,456,311 shares of Series A Convertible Preferred Stock held by Carlyle-QCS Partners, LP into 1,456,311 shares of Common Stock.

(4) Assumes conversion of 873,787 shares of Series A Convertible Preferred Stock held by STF Management Limited into 873,787 shares of Common Stock.

(5) Assumes conversion of 776,700 shares of Series A Convertible Preferred Stock held by Lagunitas Partners, L.P./Proactive Partners into 776,700 shares of Common Stock.

Percentage ownership is based on (i) 17,136,531 shares of Common Stock of the Company outstanding as of October 10, 1997, (ii) 4,368,937 shares of Series A Convertible Preferred Stock outstanding as of October 10, 1997, the terms of which shares are substantially equivalent to shares of Common Stock and may be converted into shares of Common Stock at any time at the option of the holder, (iii) 534,152 currently exercisable outstanding warrants to purchase shares of Common Stock at a purchase price of $.01 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years prior to the date of this Report, there were no transactions or proposed transactions, to which the Company was or is to be a party, in which any of the Company's directors, executive officers or principal shareholders identified above under "Item 11 - Security Ownership of Certain Beneficial Owners and Management" or any member of the immediate family of any such person had or is to have a direct or indirect material interest.

                                       PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                                     PAGE
                                                                                                                     ----
(a)  The following documents are filed as a part of this form:
      1. Financial Statements:
         Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
         Consolidated Balance Sheets - As of June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . .  F-2
         Consolidated Statements of Operations - For the years ended June 30, 1997 and 1996. . . . . . . . . . . . .  F-3
         Consolidated Statements of  Stockholders' Equity - For the years ended June 30, 1997 and 1996 . . . . . . .  F-4
         Consolidated Statements of Cash Flows - For the years ended June 30, 1997 and 1996. . . . . . . . . . . . .  F-5
         Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

      2. Financial Statement Schedules - For years ended June 30, 1997 and 1996:
         Schedule II - Valuation and other Qualification Accounts. . . . . . . . . . . . . . . . . . . . . . . . . .  F-17

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits:
         3.1 Amended Certificate of Incorporation is incorporated by reference to Exhibit 28(ii)
             to Form 8K filed November 22, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *

         3.2 By-laws are incorporated by reference to Exhibit 28(viii) to Form 8K filed November 22, 1994. . . . . .   *

         4   Instruments defining rights of holders of the Company's Series A Convertible Preferred Stock are
             incorporated by reference to Exhibits (i), (ii), (iii) & (iv) to Form 8K filed November 22, 1994. . . .   *

         11  Statement re:  Computation of earnings (loss) per share . . . . . . . . . . . . . . . . . . . . .  See page F-3 of the Financial
                                                                                                                Statements filed
                                                                                                                under Item 7
                                                                                                                hereof

         21.1 Subsidiaries of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .  F-18

         23.1 Report of Independent Accountants on Financial Statement Schedule . . . . . . . . .  . . . . . . . . .  F-19

         27   Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-20

              *  Previously filed


(b) Reports on Form 8-K

The Company reported new product developments using the Internet's World Wide Web in a letter to the shareholders and filed on Form 8-K with the Securities Exchange Commission on April 3, 1997.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date:  October 14, 1997
                                   QCS CORPORATION
                                   (Registrant)


                                   By:   /s/ Marcel van Heesewijk
                                      ------------------------------------------

                                      Marcel van Heesewijk, President,
                                      Chief Executive Officer, Acting Principal
                                      Accounting and Financial Officer
                                      and Chairman of the Board of Directors


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AS INDICATED ON OCTOBER 14, 1997.

SIGNATURE                         TITLE
---------                         -----



 /s/ MATTHEUS WEGBANS
---------------------
    Mattheus Wegbrans             Executive Vice President of Field Operations
                                  & Sales, Director




 /s/ JOHAN VUNDERINK
---------------------
    Johan Vunderink               Director

                          REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of QCS Corporation:

We have audited the accompanying consolidated balance sheets of QCS Corporation and subsidiaries ("the Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


San Jose, California                              COOPERS & LYBRAND L.L.P.
September 22, 1997

                                   QCS CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30,         JUNE 30,
                                                     1997             1996
                ASSETS                         --------------   ---------------
Current assets:
    Cash and cash equivalents                  $  1,274,157     $  2,607,118
    Accounts receivable (net of allowance
    for doubtful accounts of
    $55,036 in 1997 and $119,960 in 1996)           152,789          238,202
    Other current assets                             14,896           23,462
                                               ------------     ------------
      Total current assets                        1,441,842        2,868,782

Fixed assets, net of accumulated
depreciation and amortization                       242,243          229,296
Security deposits                                    32,059           37,802
                                               ------------     ------------
      Total assets                             $  1,716,144     $  3,135,880
                                               ------------     ------------
                                               ------------     ------------

              LIABILITIES
Current liabilities:
    Accounts payable                             $  240,007       $  562,705
    Accrued liabilities                             520,305          393,989
    Capital lease obligations, short-term portion     9,097            2,628
    Preference dividend payable                     605,462          362,344
                                               ------------     ------------
      Total current liabilities                   1,374,871        1,321,666

Capital lease obligations, long-term portion         14,892            3,806
                                               ------------     ------------
      Total liabilities                           1,389,763        1,325,472
                                               ------------     ------------

Commitments  (Note 8)

              STOCKHOLDERS' EQUITY
    Series A convertible preferred stock,             4,369            4,369
    par value $.001 per share:
    Authorized: 5,000,000 shares; Issued and
     outstanding 4,368,937 shares in
    1997 and 1996 (aggregate liquidation
    preference: $4,500,005)

    Common stock, par value $.001 per share:         17,137           16,693
     Authorized: 40,000,000 shares; Issued and outstanding 17,136,531 in 1997 and
    16,692,531 in 1996

    Additional paid in capital                   10,653,231        9,688,531
    Deferred stock compensation                    (107,250)        (301,638)
    Subscriptions receivable from stockholders     (200,100)        (462,584)
    Accumulated deficit                         (10,160,862)      (7,139,967)
    Cumulative foreign currency translation
    adjustment                                      119,856            5,004
                                               ------------     ------------
      Total stockholders' equity                    326,381        1,810,408
                                               ------------     ------------
        Total liabilities and stockholders'
          equity                               $  1,716,144     $  3,135,880
                                               ------------     ------------
                                               ------------     ------------


             The accompanying notes are an integral part of these
                     consolidated financial statements.

                                 QCS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED JUNE 30,
                                               ---------------------------------
                                                     1997              1996
                                               --------------   ----------------
Revenue                                        $  1,274,611     $  1,031,858
Cost of sales                                       837,131          554,034
                                               ------------     ------------
Gross profit                                        437,480          477,824

Operating expenses:
Selling, general and administrative               2,912,498        3,035,947
Research and development                            364,539          190,207
                                               ------------     ------------
Total operating expenses                          3,277,037        3,226,154
Operating loss                                   (2,839,557)      (2,748,330)

Other expense, net                                  (36,458)         (11,184)
Interest income                                      98,238           47,850
                                               ------------     ------------
Net loss                                         (2,777,777)      (2,711,664)

Preferred dividend payable not included in
  net loss                                         (243,118)        (362,344)
                                               ------------     ------------

Net loss attributed to common stockholders     $ (3,020,895)    $ (3,074,008)
                                               ------------     ------------
                                               ------------     ------------

Net loss per share                             $      (0.18)    $      (0.20)
                                               ------------     ------------
                                               ------------     ------------
Weighted average number of shares
   used in per share calculation                 17,074,660       15,658,840
                                               ------------     ------------
                                               ------------     ------------


             The accompanying notes are an integral part of these
                     consolidated financial statements.

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1997 AND 1996




                                                COMMON STOCK              PREFERRED STOCK       ADDITIONAL     DEFERRED
                                            --------------------        -------------------      PAID-IN      STOCK OPTION
                                            SHARES       AMOUNTS        SHARES      AMOUNTS      CAPITAL      COMPENSATION
                                            ------       -------        ------      -------      -------      ------------
BALANCE AT JUNE 30, 1995                  15,536,000   $  15,536      4,368,937    $  4,369   $  6,145,468
Issuance of common stock in connection
of private placement                       1,036,531       1,037                                 3,041,795

Exercise of stock options                    120,000         120
Deferred stock option compensation                                                                 301,638      (301,638)
Compensation related to stock options                                                              199,630
Preference dividend payable
Translation adjustment
Net loss for the year
                                          ----------   ---------      ---------    --------   ------------    ----------
BALANCE AT JUNE 30, 1996                  16,692,531      16,693      4,368,937       4,369      9,688,531      (301,638)

Issuance of common stock in connection
 of private placement                        344,000         344                                 1,031,475
Common stock subscriptions received
Write-off of common stock warrants                                                                 (66,775)
Exercise of stock options                    100,000         100
Compensation related to stock options                                                                            194,388
Preference dividend payable
Translation adjustment
Net loss for the year
                                          ----------   ---------      ---------    --------   ------------    ----------
BALANCE AT JUNE 30, 1997                  17,136,531   $  17,137      4,368,937    $  4,369   $ 10,653,231    $ (107,250)
                                          ----------   ---------      ---------    --------   ------------    ----------
                                          ----------   ---------      ---------    --------   ------------    ----------



                                                                          CUMULATIVE
                                              COMMON                       FOREIGN           TOTAL
                                               STOCK                       CURRENCY          STOCK-
                                           SUBSCRIPTIONS  ACCUMULATED     TRANSLATION       HOLDERS'
                                             RECEIVABLE     DEFICIT       ADJUSTMENTS        EQUITY
                                             ----------     -------       -----------        ------
BALANCE AT JUNE 30, 1995                                  $(4,065,959)    $   (26,149)   $  2,073,265
Issuance of common stock in connection
of private placement                          (462,584)                                     2,580,248

Exercise of stock options                                                                         120
Deferred stock option compensation                                                                  0
Compensation related to stock options                                                         199,630
Preference dividend payable                                  (362,344)                       (362,344)
Translation adjustment                                                         31,153          31,153
Net loss for the year                                      (2,711,664)                     (2,711,664)
                                            ----------   ------------     -----------    ------------
BALANCE AT JUNE 30, 1996                      (462,584)    (7,139,967)          5,004       1,810,408

Issuance of common stock in connection
 of private placement                                                                       1,031,819
Common stock subscriptions received            262,484                                        262,484
Write-off of common stock warrants                                                            (66,775)
Exercise of stock options                                                                         100
Compensation related to stock options                                                         194,388
Preference dividend payable                                  (243,118)                       (243,118)
Translation adjustment                                                        114,852         114,852
Net loss for the year                                      (2,777,777)                     (2,777,777)
                                            ----------   ------------     -----------    ------------
BALANCE AT JUNE 30, 1997                    $ (200,100)  $(10,160,862)    $   119,856    $    326,381
                                            ----------   ------------     -----------    ------------
                                            ----------   ------------     -----------    ------------



             The accompanying notes are an integral part of these
                     consolidated financial statements.

                                 QCS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED JUNE 30,
                                                 -------------------------------
                                                       1997           1996
                                                 --------------- ---------------
Cash flows from operating activities:
    Net loss                                     $  (2,777,777)  $ (2,711,664)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization expense               79,914        21,789
    Unrealized exchange loss                           128,992
    Write-off of fixed assets                           13,158
    Compensation related to stock options              194,388       199,630
    Changes in operating assets and liabilities:
      Accounts receivable                               18,638        (4,078)
      Other current assets and security deposits        14,309       175,331
      Accounts payable                                (322,698)      241,251
      Accrued and other liabilities                    126,315       193,479
                                                 -------------   -----------
        Net cash used in operating activities       (2,524,761)   (1,884,262)

Cash flows from investing activities:
      Purchases of fixed assets                       (100,433)     (101,713)
                                                 -------------   -----------
        Net cash used in investing activities         (100,433)     (101,713)

Cash flows from financing activities:
      Proceeds from issuance of common stock         1,031,919     3,042,952
      Common stock subscriptions received              262,484      (462,584)
      Repayment of stockholder advances                             (116,261)
      Repayments on capital leases                      (4,038)            -
                                                 -------------   -----------
        Net cash provided by financing activities    1,290,365     2,464,107

Effect of exchange rate changes on cash                  1,868        31,153
                                                 -------------   -----------
        Net increase (decrease) in cash and cash
            equivalents                             (1,332,961)      509,285

Cash and cash equivalents, beginning of the
  period                                             2,607,118     2,097,833
                                                 -------------   -----------

Cash and cash equivalents, end of the period     $   1,274,157   $ 2,607,118
                                                 -------------   -----------
                                                 -------------   -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest     $       2,331   $    10,444
    Cash paid during the period for taxes                  800             -
    Capital lease additions                             21,593         8,227
    Write-off of subscription receivable                66,775             -

             The accompanying notes are an integral part of these
                     consolidated financial statements.

                                  QCS CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  NATURE OF BUSINESS:

QCS was incorporated in 1994 as a Delaware corporation. QCS owns all of the outstanding shares of its operating subsidiaries, QCS Development Company S.A. and QCS Global Retail Information Network Asia Pacific Ltd. The Company maintains offices in Mountain View, California, Hong Kong and Nice, France. In October 1994 the Company merged with QCS Corporation, a publicly held Colorado corporation formerly known as Parkway Capital Corporation, following which QCS was the surviving corporation.

QCS is an electronic commerce service provider serving the worldwide retail industry. The Company provides its users with computer software and related hardware to enable retailers and suppliers to conduct the purchase and sale of merchandise on a global basis. Using Lotus NotesTM and industry standard networking protocols and transmitting data over leased "backbone" trunk lines, the Company maintains a secure yet open electronic network which helps retailers conduct on-line communication and transactions with their vendors and suppliers (the "QCS Network").

The Company's revenues are derived from QCS's software products and services which include application software for a one time licensing fee and network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since its inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently finalizing a Private Placement offering in which it intends to raise approximately $5,000,000 through the sale of common stock. The Company has no assurance that this private placement offering will be successful. The Company believes this new equity investment combined with the cash currently on hand and at least some growth in revenue will be sufficient to fund operations for the next year. These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements include the accounts of QCS Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to makes extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of highly liquid instruments with an original or remaining maturity of 90 days or less as of the date of purchase.

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

RESEARCH AND DEVELOPMENT:

All research and development expenditures are expensed as incurred, including costs relating to patents or rights which may result from such expenditures. Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. To date, cost that could have been capitalized have been insignificant and therefore, the Company has charged all such costs to research and development expenses. Future capitalized costs, if any, will be amortized on the straight-line basis over the estimated life of the products or the ratio of current revenue to the total of current and anticipated future revenue, whichever expense is greater.

REVENUE RECOGNITION:

Revenues from network installations are recognized at the time the installation is complete and accepted by the customer and all other significant obligations are fulfilled. Revenues from network usage and monthly service charges are recognized at the end of each month. Revenues from sales of consulting and other services are recognized at the time the service is performed and accepted by the customer.

EMPLOYEE STOCK PLANS:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", which is effective for the Company's financial statements for fiscal year 1997. SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB 25 and present pro forma disclosures required by SFAS 123 (see Note 5).

INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.
FAIR VALUE OF FINANCIAL INSTRUMENTS:

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximate fair value.

CONCENTRATION OF CREDIT RISK:

The Company performs ongoing credit evaluations within the context of the industry in which it operates, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. There was one customer representing 17% of accounts receivable in fiscal 1997 and no customers over 10% of accounts receivable in fiscal 1996.

The Company places its cash with two financial institutions.

NET LOSS PER SHARE:

Net loss per share is computed using the weighted average number of common shares outstanding during each period. Common equivalent shares, consisting of stock options and convertible preferred stock are excluded from the computation because they would have an anti-dilutive effect. The 1997 and 1996 net loss per share reflects preferred dividends of $243,118 and $362,344, which have increased the respective years' net loss used in the calculation.

FOREIGN CURRENCY TRANSLATION:

Assets and liabilities of the foreign subsidiaries were translated into U.S. dollars at year-end exchange rates. Revenue and expenses have been translated at average exchange rates during the year. Local currencies are considered to be the functional currencies for the Company's foreign subsidiaries. Accordingly, currency translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income (expense) in the determination of net loss.

RECENT PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which specifies the computation, presentation and disclosure requirement for earnings per share. SFAS 128 will become effective for the Company's first quarter of 1998. The impact of adopting SFAS 128 on the Company's financial statements is unlikely to be significant.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive
Income."   SFAS 130 establishes standards for reporting and display of financial statements. The impact of adopting SFAS 130, which is effective in fiscal 1999 has not been determined.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements would be provided. SFAS 131 is effective in fiscal 1999 and the impact has not been determined.

3.  PROPERTY AND EQUIPMENT:

                                                           JUNE 30,
                                                 ----------------------------
                                                      1997          1996
                                                 ------------- --------------
Furniture and equipment                          $  271,000    $  212,353
Computer software                                    65,766        56,386
Leasehold improvements                               13,855        14,264
                                                 ----------    ----------
                                                    350,621       283,003
Less accumulated depreciation and amortization     (108,378)      (53,707)
                                                 ----------    ----------
                                                 $  242,243    $  229,296
                                                 ----------    ----------
                                                 ----------    ----------

Depreciation expense for fiscal 1997 and 1996 was $79,914 and $21,789, respectively.

Assets under acquired capital leases arrangements included in property and equipment above are as follows:

                                                            JUNE 30,
                                                  ---------------------------
                                                       1997          1996
                                                  ------------   ------------
Furniture and equipment                           $  29,820      $  8,227
Less accumulated amortization                        (5,912)       (1,371)
                                                  ---------      --------
                                                  $  23,908      $  6,856
                                                  ---------      --------
                                                  ---------      --------

4.  STOCKHOLDERS' EQUITY:

PRIVATE PLACEMENT:

In June 1996, the Company issued a total of 1,036,531 shares of common stock at $3.00 per share through a private placement. The net proceeds (after underwriters' commissions and fees and other costs associated with the offering) totaled approximately $2,842,000. An additional 344,000 shares were issued at $3.00 in July 1996 through this private placement, the proceeds of which totaled approximately $1,032,000.

PREFERRED STOCK:

The Company issued 4,368,937 shares of Series A convertible preferred stock, "Series A preferred stock" on November 11, 1994 for a consideration of $4,580,812. The holders of Series A preferred stock are entitled to receive, out of funds legally available therefore, dividends at 5% per annum on the original issue price of $1.03 per share. Such dividends are cumulative from November 22, 1994 and began compounding annually on January 1, 1996. Dividends accrue whether or not earned or declared. Such dividends shall be payable upon the first to occur of the liquidation of the Company or, with respect to any shares of Series A preferred stock that are converted into common stock, such dividends shall be payable six months following such conversion. At June 30, 1997 dividends payable in arrears amounted to $605,462.

Upon any liquidation, dissolution, or winding up of the company, whether voluntary or involuntary, the holders of Series A preferred stock shall be paid $1.03 per share plus an amount equal to dividends accrued but unpaid thereon, before any payment shall be made to holders of any other class or series of stock. If upon liquidation, dissolution or winding up the Company, the assets to be distributed to the holders of the Series A preferred stock shall be insufficient to permit payment to such stockholders of full preferential amounts aforesaid, then the assets of the Company shall be distributed to such holders of the Series A preferred stock pro rata, so that each holder receives that portion of assets available for distribution as the liquidation preference payment amounts of the shares of Series A preferred stock held by such holders bear to the aggregate liquidation preference payment amounts for all shares of Series A preferred stock then outstanding.

Each holder of Series A preferred stock has the right to convert the Series A preferred stock at any time into common shares of the Company. Unless earlier converted, the Series A preferred stock will automatically convert into common stock upon the earlier of (i) the effective date of a registration pertaining to, and subject to the consummation of an underwritten public offering of the Company's common stock at a price of at least $5.00 per share and, (ii) the first business day following the occurrence of the last of the three following events (a) the completion of a 36 month period commencing on the closing date, (b) the completion of six consecutive quarters of sustained profitability of the Company and; (c) the completion of a 30 consecutive day period during which the low bid for the Company's common stock shall have been in excess of $5.00.

WARRANTS:

At June 30, 1997, there were warrants outstanding to purchase an aggregate of 635,471 shares of common stock. This includes warrants to purchase 511,894 shares of common stock at $0.01 per share, which are exercisable at any time until November 1997 or the automatic conversion of preferred stock to common stock, whichever is earlier. Additional warrants for 123,577 shares of common stock have been issued during fiscal 1997 at prices ranging from $0.8125 to $1.00 per share. The 123,577 warrants are exercisable at any time and expire at various dates prior to June 1998.

5.  STOCK OPTION PLANS:

In April 1997 the Board of Directors adopted the 1997 Stock Option Plan for employees, directors and others. Under this Plan, the Board of Directors has authorized 3,000,000 shares of common stock for eligible employees and consultants. Options may be granted at an exercise price of not less than 85% of the estimated fair value of the common stock, at the date of grant, as determined by the Board of Directors. Options are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under the Plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unvested options are canceled 90 days after termination of employment and become available under the Plan.

Prior to fiscal 1997, upon approval of the Board of Directors, the Company was issuing stock options under individual stock option agreements. 1,450,000 shares were authorized for grant under these agreements. These options generally, become exercisable over a three year period and expire ten years from the date of grant. Unvested options are canceled upon termination of employment and become available under the Plan.

Activity under the 1997 Plan and under individual agreements are as follows:


                                                            OPTIONS OUTSTANDING
                                            --------------------------------------------------
                                SHARES                          PRICE          AGGREGATE
                              AVAILABLE         SHARES        PER SHARE     EXERCISE PRICE
                              ---------         ------        ---------     --------------
    Shares authorized         1,450,000
    Options granted          (1,450,000)     1,450,000      $0.001-$1.00    $  1,075,120
    Options exercised                         (120,000)        $0.001               (120)
    Options canceled            520,000       (520,000)         $1.00           (520,000)
                             ----------      ---------      ------------    ------------
 Balance at June 30, 1996       520,000        810,000       $0.15-$1.00         555,000
    Shares authorized         3,000,000
    Options granted          (2,068,077)     2,068,077      $0.001-$3.13       4,103,965
    Options exercised                         (100,000)        $0.001               (100)
    Options canceled            130,000       (130,000)         $1.00           (130,000)
                             ----------      ---------      ------------    ------------
 Balance at June 30, 1997     1,581,923      2,648,077       $0.15-$3.13    $  4,528,865
                             ----------      ---------      ------------    ------------
                             ----------      ---------      ------------    ------------

The following table summarizes information with respect to stock options outstanding at June 30, 1997:



                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                ----------------------------------------  ------------------------------
                                  WEIGHTED
                                  AVERAGE     WEIGHTED                      WEIGHTED
   RANGE OF         NUMBER       REMAINING    AVERAGE       NUMBER          AVERAGE
   EXERCISE     OUTSTANDING AT  CONTRACTUAL   EXERCISE        AT            EXERCISE
    PRICE        JUNE 30,1997   LIFE (YEARS)   PRICE     JUNE 30, 1997       PRICE
    -----        ------------   ------------   -----     -------------       -----
   $0.15           300,000         6.51        $0.15                -          -
$0.50 - $1.00      737,000         7.50        $0.90          479,666        $0.90
$1.88 - $2.27    1,382,077         1.84        $2.27        1,372,077        $2.27
$3.00 - $3.13      229,000         9.48        $3.01                -          -
               -------------     --------    ---------   ---------------   ---------
                 2,648,077         4.60        $1.65        1,851,743        $1.91
               -------------     --------    ---------   ---------------   ---------
               -------------     --------    ---------   ---------------   ---------


At June 30, 1996, options to purchase 133,000 shares of common stock were exercisable.

On October 21, 1996, the company appointed a new President and Chief Executive Officer who was also elected to serve as a member of the Board of Directors. Under the terms of his employment agreement, he was granted options to purchase 2,858,493 shares of common stock at $2.27 per share. Options to purchase 1,372,077 shares immediately vested with the remaining options to purchase 1,486,416 shares vesting in equal blocks of 495,472 on
April 11, 1997, October 11, 1997 and April 11, 1998.    On February 25, 1997
all of the aforementioned options were rescinded by mutual agreement. On February 26, 1997, he resigned his position with the Company and the Board of Directors. Following his resignation, pursuant to the terms of a consulting agreement entered into with the Company, he was granted new options to purchase 1,372,077 shares at $2.27 per share. These options were fully vested effective April 11, 1997 and will be exercisable for 24 months from that date.

For certain options granted, the Company recognized $194,388 in 1997 and $199,630 in 1996 as compensation for the excess of the fair value of the stock at the date of grant of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The compensation expense is charged to operations as the options vest.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards 123 (SFAS 123), "Accounting for Stock Based Compensation". Had compensation cost for the 1997 Plan been determined based on the fair market value at the grant date for the options granted in fiscal 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net loss for fiscal 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                                     1997           1996
                                                     ----           ----

Net loss - as reported                         $  2,777,777   $  2,711,664
                                               ------------   ------------
                                               ------------   ------------

Net loss - pro forma                           $  2,822,427   $  2,723,294
                                               ------------   ------------
                                               ------------   ------------

Loss per share - as reported                   $      (0.18)  $      (0.20)
                                               ------------   ------------
                                               ------------   ------------

Loss per share - pro forma                     $      (0.18)  $      (0.20)
                                               ------------   ------------
                                               ------------   ------------

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The aggregate fair value and weighted average fair value of each option granted in fiscal years 1997 and 1996 were $225,000 and $58,000, and $0.58 and $0.27, respectively. The fair value of each option grant for the 1997 Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

              Risk-free interest rate    6.25%
              Expected life              5 years
              Expected volatility        10%
              Expected dividend yield    0.0%


6.  INCOME TAXES:

The tax provision for the years ended June 30, 1997 and 1996 is as follows:

                                                     1997           1996
                                                     ----           ----
        Current                                       -              -
        Deferred                                $  (913,884)   $  (877,319)
        Less:  valuation allowance                  913,884        877,319
                                                -----------    -----------
        Total provision                               -              -
                                                -----------    -----------
                                                -----------    -----------

The Company has paid no income tax to date other than the $800 California minimum franchise tax. Deferred tax assets arise from both carried forward losses and differences between the expenses for tax purposes and that for financial accounting purposes. The components of deferred tax assets as of June 30, 1997 and 1996 consist of the following:

                                                      1997          1996
                                                      ----          ----

Miscellaneous accruals                           $  131,254    $    -
Provision for doubtful accounts receivable            4,000        38,436
Set up costs and research and development
     expenditures                                    52,881        41,904
Compensation related to stock options
     granted                                        147,606        69,871
Net operating loss carryforwards                  2,541,491     1,813,637
                                                 ----------    ----------
Total deferred tax asset                          2,877,232     1,963,848

Valuation allowance                              (2,877,232)   (1,963,848)
                                                 ----------    ----------
     Net deferred tax asset                           -            -
                                                 ----------    ----------
                                                 ----------    ----------

A valuation allowance is provided due to the uncertainty surrounding the realization of the deferred tax assets in view of the Company's not having achieved profitable operations.

Net operating losses of the French subsidiary are available for offset against future taxable income in the French operating subsidiary and will expire five years after the year-end in which they arose, as follows:

                                                    FUTURE
                                                     TAX
                                                  BENEFITS ON
    YEAR IN WHICH             FRENCH TAX           OPERATING         YEAR OF
     LOSS AROSE                 LOSSES              LOSSES          EXPIRATION
     ----------                 ------              ------          ----------
       1993                  $  537,047        $    155,131           1998
       1994                     510,078             188,869           2000(1)
       1995                   1,657,995             570,276           2000
       1996                     902,276             331,135           2001
       1997                     197,165              70,979           2002
                                               ------------
                                               $  1,316,390(2)
                                               ------------
                                               ------------

Net operating losses of the Hong Kong subsidiary are available for offset against future taxable income in the Hong Kong operating subsidiary and will expire fifteen years after the year-end in which they arose, as follows:

                                                    FUTURE
                                                     TAX
                                                  BENEFITS ON
    YEAR IN WHICH             HONG KONG            OPERATING         YEAR OF
     LOSS AROSE               TAX LOSSES            LOSSES          EXPIRATION
     ----------               ----------            ------          ----------
       1996                  $  414,485          $   68,390           2011
       1997                     554,154              94,206           2012
                                                 ----------
                                                 $  162,596(2)
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

Net operating losses of the U.S. subsidiary are available for offset against future taxable income in the U.S. operating subsidiary and will expire fifteen years after the year-end in which they arose, as follows:

                                                    FUTURE
                                                     TAX
                                                  BENEFITS ON
    YEAR IN WHICH              U.S. TAX            OPERATING         YEAR OF
     LOSS AROSE                 LOSSES              LOSSES          EXPIRATION
     ----------                 ------              ------          ----------

       1987                  $      201        $         70           2002
       1988                      35,896              12,564           2003
       1989                      61,333              21,467           2004
       1990                      60,480              21,168           2005
       1993                      53,731              18,806           2008
       1994                     141,598              49,559           2009
       1995                      77,446              27,106           2010
       1996                     997,417             349,096           2011
       1997                   1,520,725             517,045           2012
                                               ------------
                                               $  1,016,881(2)
                                               ------------
                                               ------------

(2) The deferred tax asset is before the application of the valuation allowance.

Due to changes in the Company's ownership during fiscal 1996 and prior years, the amount of loss and credit carryforwards available to offset future U.S. federal taxable income or tax may be subject to annual limitations by IRS Code Section 382. The amount of such limitation, if any, has not been determined.

The difference between the statutory U.S. federal income tax rate (35%) on income (loss) before income taxes and the company's effective tax rate is summarized as follows:

                                       1997       %          1996         %
                                       ----       -          ----         -
Net loss                         $(2,777,777)           $(2,711,664)

Federal tax at statutory rate       (972,222)    35.0%     (949,082)    35.0%

Foreign taxes - rate differential     58,838     (2.1%)      71,770     (2.6%)
Increase in valuation
   allowance                         913,384    (32.9%)     877,312     (32.4%)
                                  -----------  --------- ------------  ---------
Total provision                         -          -           -           -
                                  -----------  --------- ------------  ---------
                                  -----------  --------- ------------  ---------
7. ACCRUED LIABILITIES:

Accrued liabilities at June 30, 1997 and 1996 consisted of the following:

                                                      1997         1996
                                                      ----         ----

Payroll and related taxes                        $  145,199    $  155,372
Accrued legal and audit expenses                     86,177       196,841
Other accrued liabilities                           288,929        41,776
                                                 ----------    ----------
                                                 $  520,305    $  393,989
                                                 ----------    ----------
                                                 ----------    ----------

8. LEASE COMMITMENTS:

CAPITAL LEASE OBLIGATIONS:

The Company leases certain office equipment under lease arrangements expiring from October 1998 to March 2000 with interest rates from 7% to 17%. Under these leasing arrangements, the Company pays all costs related to the equipment.

Future minimum lease payments under these capital leases is as follows:

Fiscal year ending June 30,
   1998                                          $  12,250
   1999                                             10,250
   2000                                              6,938
                                                 ---------
Total minimum lease payments                        29,438
Less amounts representing interest                  (5,449)
                                                 ---------
Present value of net minimum lease payments         23,989
Less current obligation                             (9,097)
                                                 ---------
Long-term obligation under capital lease         $  14,892
                                                 ---------
                                                 ---------

OPERATING LEASE OBLIGATIONS:

The Company leases its offices, housing for certain employees, and certain motor vehicles under operating lease agreements expiring in future years. These agreements require the Company to pay taxes, insurance, and maintenance expenses. Rental expense was approximately $257,000 and $264,000 in fiscal 1997 and 1996, respectively.

The annual minimum rental commitments under all non-cancelable operating lease arrangements are as follows:

Fiscal year ending June 30,
    1998                                        $  178,000
    1999                                            93,000
    2000                                            73,000
    2001                                            18,000
                                                 ---------
                                                 $ 362,000
                                                 ---------
                                                 ---------

9.   BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS AND MAJOR CUSTOMERS:

The Company operates in a single industry segment and sells its products and services primarily to the retail industry. The Company markets its products and services in the U.S. and foreign countries (mainly Europe and Asia) through its sales organizations and distributors.

The geographical distribution of the revenues, operating loss and total identifiable assets is as follows:

                                                            REVENUES
                                                 -----------------------------
                                                      1997           1996
                                                 -------------  --------------
    North and South America                      $  137,236     $    434,116
    Europe                                          517,324          186,769
    Asia                                            620,051          410,973
                                               ------------     ------------
                                               $  1,274,611     $  1,031,858
                                               ------------     ------------
                                               ------------     ------------

                                                        OPERATING LOSS
                                                 -----------------------------
                                                      1997           1996
                                                 -------------  --------------

    North and South America                    $  2,119,350     $  1,240,996
    Europe                                          112,629        1,025,213
    Asia                                            607,578          482,121
                                               ------------     ------------
                                               $  2,839,557     $  2,748,330
                                               ------------     ------------
                                               ------------     ------------


                                                   TOTAL IDENTIFIABLE ASSETS
                                                 -----------------------------
                                                      1997           1996
                                                 -------------  --------------
    North and South America                      $  137,654     $     77,272
    Europe                                          114,545          189,861
    Asia                                            189,788          261,629
                                               ------------     ------------
                                                 $  441,987     $    528,762
                                               ------------     ------------
                                               ------------     ------------

There was one customer representing 21% of revenues in fiscal 1997 and no customers over 10% of revenues in fiscal 1996.

10.  CONTINGENCIES

The Company is subject to a number of claims arising out of the conduct of business. The Company believes that the results of the claims will not have a materially adverse effect on the Company's financial condition.

                             FINANCIAL STATEMENT SCHEDULE
                       REQUIRED RULE BY 5-04 OF REGULATION S-X


                                   QCS CORPORATION
                                     SCHEDULE II
                         VALUATION AND QUALIFICATION ACCOUNTS




                                                       ADDITIONS
                                               --------------------------
                               BALANCE AT      CHARGED TO       CHARGED                    BALANCE AT
                               BEGINNING       COSTS AND        TO OTHER                     END OF
      DESCRIPTION              OF PERIOD       EXPENSES         ACCOUNTS   DEDUCTIONS        PERIOD
      -----------              ---------       --------         --------   ----------        ------
YEAR ENDED JUNE 30, 1997

Provision for doubtful
accounts receivable          $  119,960      $  13,159              -     $  (78,083)   $    55,036

Deferred tax valuation
allowance                     1,894,818           -              913,384        -         2,808,202


YEAR ENDED JUNE 30, 1996

Provision for doubtful
accounts receivable              56,655        153,922              -        (90,617)       119,960

Deferred tax valuation
allowance                  $  1,017,499           -           $  877,319        -       $ 1,894,818


                                       F-17