Form 10QSB
period 1997-09-30
QCS CORP
filed 1997-11-12
CIK 825517

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
     ___________

                         Commission File Number:   33-18600-D
                                                   ----------

                              QCS CORPORATION
--------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


               DELAWARE                                   98-0132465
               ---------------------------------          ----------------------
               (State or other jurisdiction               (IRS Employer
               of incorporation or organization)          Identification Number)


                650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA  94041
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

Common stock outstanding as of November 10, 1997:  17,194,784 shares

Transitional Small Business Disclosure Format      YES        X NO
                                                ---          ---

                                 QCS CORPORATION


                                    CONTENTS
                                                                            PAGE
PART I         FINANCIAL INFORMATION

ITEM 1         Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets as of
               September 30, 1997 (unaudited) and June 30, 1997               3

               Consolidated Statements of Operations
               for the three months ended
               September 30, 1997 and 1996 (unaudited)                        4

               Consolidated Statements of Cash Flows
               for the three months ended
               September 30, 1997 and 1996 (unaudited)                        5

               Notes to Consolidated Financial Statements (unaudited)         6

ITEM 2         Management's Discussion and Analysis of                        7
               Financial Condition and Results of Operations

PART II        OTHER INFORMATION

ITEM 6         Exhibits and Reports on Form 8K                                8

               SIGNATURE                                                      9

                                   QCS CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                                                         SEPTEMBER 30,    JUNE 30,
                                            ASSETS                                           1997           1997
                                                                                        --------------- ------------
Current assets:                                                                          (unaudited)
    Cash and cash equivalents                                                          $    816,561     $  1,274,157
    Accounts receivable (net of allowance for doubtful accounts of
         $48,312 on September 30, 1997 and $55,036 on June 30, 1997)                        129,809          152,789
    Other current assets                                                                     29,476           14,896
                                                                                       ------------     ------------
         Total current assets                                                               975,846        1,441,842

Fixed assets, net of accumulated depreciation and amortization                              214,173          242,243
Security deposits                                                                            31,418           32,059
                                                                                       ------------     ------------
              Total assets                                                             $  1,221,437     $  1,716,144
                                                                                       ------------     ------------
                                                                                       ------------     ------------

                                         LIABILITIES
Current liabilities:
    Accounts payable                                                                   $    243,036     $    240,007
    Accrued liabilities                                                                     518,347          520,305
    Capital lease obligations, short-term portion                                             9,420            9,097
    Preference dividends payable                                                            667,724          605,462
                                                                                       ------------     ------------
         Total current liabilities                                                        1,438,527        1,374,871

Capital lease obligations, long-term portion                                                 12,412           14,892
                                                                                       ------------     ------------
              Total liabilities                                                           1,450,939        1,389,763
                                                                                       ------------     ------------


                                 STOCKHOLDERS' EQUITY (DEFICIT)
    Series A convertible preferred stock, par value $.001 per share:
    Authorized: 5,000,000 shares; issued and outstanding 4,368,937 shares at
    September 30, 1997 and June 30, 1997 (aggregate liquidation preference:
    $4,500,005)                                                                               4,369            4,369

    Common stock, par value $.001 per share:  Authorized: 40,000,000 shares;
    issued and outstanding 17,136,531 at September 30,
    1997 and June 30, 1997                                                                   17,137           17,137

    Additional paid in capital                                                           10,653,231       10,653,231
    Deferred stock compensation                                                            (107,250)        (107,250)
    Subscriptions receivable from stockholders                                             (200,100)        (200,100)
    Accumulated deficit                                                                 (10,722,910)     (10,160,862)
    Cumulative foreign currency translation adjustment                                      126,021          119,856
                                                                                       ------------     ------------
         Total stockholders' equity (deficit)                                              (229,502)         326,381
                                                                                       ------------     ------------
              Total liabilities and stockholders' equity (deficit)                     $  1,221,437     $  1,716,144
                                                                                       ------------     ------------
                                                                                       ------------     ------------

               The accompanying notes are an integral part of
                   these consolidated financial statements.

                                   QCS CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                           1997           1996
                                                        ----------     ----------
Revenue                                               $  209,971    $   444,465
Cost of revenue                                          149,000        205,245
                                                      ----------    -----------
Gross profit                                              60,971        239,220

Operating expenses:
Selling, general and administrative                      490,915        753,591
Research and development                                  77,983         89,621
                                                      ----------    -----------
Total operating expenses                                 568,898        843,212
Operating loss                                          (507,927)      (603,992)

Other income (expense), net                               (3,317)         5,636
Interest income                                           11,458         25,435
                                                      ----------    -----------
Net loss                                                (499,786)      (572,921)
                                                      ----------    -----------
                                                      ----------    -----------

Preferred dividend payable not included in net loss      (62,262)       (60,779)
                                                      ----------    -----------

Net loss attributed to common stockholders            $ (562,048)   $  (633,700)
                                                      ----------    -----------
                                                      ----------    -----------

Net loss per share                                    $    (0.03)   $     (0.04)
                                                      ----------    -----------
                                                      ----------    -----------

Weighted average number of shares
   used in per share calculation                      17,136,531     16,803,129
                                                      ----------    -----------
                                                      ----------    -----------


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                                   QCS CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                     ----------------------------
                                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                                         1997           1996
                                                                                     -------------  -------------
Cash flows from operating activities:
    Net loss                                                                       $  (499,786)   $  (572,921)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization expense                                               16,654         21,060
    Unrealized exchange loss                                                               117              -
    Write-off of fixed assets                                                           13,736              -
    Change in allowance for doubtful accounts                                           (6,724)        39,536
    Changes in operating assets and liabilities:
         Changes in accounts receivable                                                 29,704       (254,332)
         Changes in other current assets and security deposits                         (13,939)       (82,351)
         Changes in accounts payable                                                     3,029       (170,012)
         Changes in accrued and other liabilities                                       (1,958)        20,645
                                                                                   -----------    -----------
             Net cash used in operating activities                                    (459,167)      (998,375)

Cash flows from investing activities:
    Purchases of fixed assets                                                           (1,505)       (30,688)
                                                                                   -----------    -----------
             Net cash used in investing activities                                      (1,505)       (30,688)

Cash flows from financing activities:
         Proceeds from issuance of common stock                                              -      1,031,969
         Common stock subscriptions received                                                 -        262,484
         Payments on capital leases                                                     (2,157)          (640)
                                                                                   -----------    -----------
             Net cash provided by (used in) financing activities                        (2,157)     1,293,813

Effect of exchange rate changes on cash                                                  5,233         (7,421)
                                                                                   -----------    -----------
             Net increase (decrease) in cash and cash equivalents                     (457,596)       257,329

Cash and cash equivalents, beginning of the period                                   1,274,157      2,607,118
                                                                                   -----------    -----------
Cash and cash equivalents, end of the period                                       $   816,561    $ 2,864,447
                                                                                   -----------    -----------
                                                                                   -----------    -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                       $       945    $       461



               The accompanying notes are an integral part of
                   these consolidated financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998. The year-end balance sheet data was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997 as filed with the Securities and Exchange Commission.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during each period. Common equivalent shares, consisting of stock options and convertible preferred stock, are excluded from the computation because they would have an anti-dilutive effect. Net loss per share is calculated after preferred dividends payable of $62,262 have been deducted from the net loss for the three months ended September 30, 1997.

RECLASSIFICATION

Certain prior period balances have been reclassified to conform to the current period's presentation.

RECENT PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which specifies the computation, presentation and disclosure requirement for earnings per share. SFAS 128 will become effective for the Company's second quarter of fiscal 1998. The impact of adopting SFAS 128 on the Company's financial statements is unlikely to be significant.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive
Income."   SFAS 130 establishes standards for reporting and display of financial statements. The impact of adopting SFAS 130, which is effective in fiscal 1999, has not been determined.

In June 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 131 (SFAS 131)   " Disclosures about
Segments of an Enterprise and Related Information." SFAS 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements would be provided. SFAS 131 is effective in fiscal 1999 and the impact has not been determined.

PART I FINANCIAL INFORMATION

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited Financial Statements and Notes thereto included elsewhere in this Report. This section may contain forward looking statements regarding, among other matters, the Company's future strategy and prospects for growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause this difference include, but are not limited to, those discussed throughout this Report and the Risk Factor section of the Company's Report on Form 10-KSB for the Fiscal Year Ended June 30,1997.

OVERVIEW

QCS Corporation (the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company's revenues are derived from its software products and services which include application software for a one time licensing/installation fee and network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees.
 In June 1997, the Company released its new Internet based product for suppliers. At that time, it changed its sales and marketing focus away from its full Lotus Notes based supplier stations to the Internet based product. The Company is currently negotiating a marketing alliance with IBM with respect to its Internet product. The Company believes this alliance to be a central component of its business plan. If concluded as currently proposed, IBM will assume responsibility for much of the sales and marketing efforts of the Company's Internet product, but a definitive agreement has not been signed. There can be no assurance that this agreement will be executed.

From inception in 1993 through September 30, 1997, the Company has generated an accumulated deficit of $10,722,910. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company's revenues decreased by 53% to $209,971 for the first quarter of fiscal year 1998 (Q1 98) as compared to $444,465 for the first quarter of fiscal year 1997 (Q1 97). This decrease is primarily attributed to the Company's lower sales of its full Notes based supplier stations and the related installation and monthly subscription fees. The loss of these revenues has not yet been compensated by revenues of the new Internet based Supplier Sales Stations. The communication revenues for private network use for Q1 98 showed a small increase of 4% in comparison to Q1 97 and increased as a percentage of total revenues from 27% to 59%.

Cost of revenues decreased by 27% to $149,000 for Q1 98 from $205,245 in Q1 97 due primarily to the decrease in sales of the full Lotus Notes based product. Cost of sales consists primarily of the cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus Notes based product. In future periods, the Company anticipates that its cost structure may continue to differ significantly from previous periods because of the further transition from the Lotus Notes based product to the Internet based product using Lotus Domino technology, which does not have significant installation and backbone costs.

Selling, general and administrative expenses (SG&A) consist primarily of personnel and personnel-related costs in the Company's sales, marketing and general management organizations. Also included are other administrative support costs such as external legal and financial services. SG&A expenses decreased 35% to $490,915 in Q1 98 from $753,591 in Q1 97. The decrease was due to stricter travel and communication policies that have been put into place, a reduction of accounting and legal fees and a reduction in the use of external consulting services. During Q1 98, the Company made additional investments in hiring technical personnel to further develop the Internet based product.

As a result of the foregoing, the net loss decreased 13% to $499,786 for Q1 98 from $572,921 in Q1 97.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 1997 was $816,561, representing a $457,596 decrease from June 30, 1997. This decrease in working capital was almost entirely caused from cash used in operating activities. In the first quarter of fiscal 1997, the Company used $998,375 of cash in operating activities. The Company's business plan for fiscal 1998 calls for continued increases in spending for product development and key
technical personnel.   The Company does not currently have a bank credit
line.   During the first quarter of fiscal 1998, the Company did not conclude a planned private placement of common stock under which, it was seeking to raise additional capital. The Company is in the process of renegotiating its working relationship with IBM and believes, that if it is successful in doing so, it will lower its marketing and selling expenses and be in a better situation to successfully raise either an equity or debt financing which would be sufficient to fund operations for the next year. While the Company believes it will be successful in renegotiating this alliance with IBM, there can be no assurance of this result or in successful fund raising efforts.
The Company currently has resources to fund operations through approximately the third quarter of fiscal 1998 at its current expense level. If the renegotiations of its agreement with IBM and fund raising efforts are not successful, the Company would likely have to reduce operating expenses, this reduction would materially and adversely effect the Company's business and raise substantial doubt about its ability to continue as a going concern.

The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

    a.   EXHIBITS

         27  Financial Data Schedule


    b.   REPORTS ON FORM 8-K

         The Company reported the appointment of Johan Vunderink to the Board of Directors of the Company in a report on Form 8-K filed with the Securities and Exchange Commission on July 25, 1997.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 11, 1997
                                       QCS CORPORATION
                                       (Registrant)


                                 By:  /s/ Marcel van Heesewijk
                                    --------------------------

                                    Marcel van Heesewijk, President, Chief
                                    Executive Officer, Acting Principal
                                    Accounting and Financial Officer and
                                    Chairman of the Board of Directors