Form 10QSB
period 1997-12-31
QCS CORP
filed 1998-02-23
CIK 825517

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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


                               (650) 966-1214
------------------------------------------------------------------------------
                         (Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                                      YES     X   NO
                                 -----      -----

Common stock outstanding as of February 13, 1998: 17,269,784 shares

Transitional Small Business Disclosure Format      YES     X   NO
                                              -----      -----

                          QCS CORPORATION


                             CONTENTS

                                                                      PAGE
PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements (unaudited):

            Consolidated Balance Sheets as of
            December 31, 1997 (unaudited) and June 30, 1997            3

            Consolidated Statements of Operations
            for the three and six month periods ended
            December 31, 1997 and 1996 (unaudited)                     4

            Consolidated Statements of Cash Flows
            for the six month period ended
            December 31, 1997 and 1996 (unaudited)                     5

            Notes to Consolidated Financial Statements (unaudited)     6

ITEM 2    Management's Discussion and Analysis of                      7
          Financial Condition and Results of Operations

PART II   OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8K                             10

          SIGNATURE                                                   10

                                QCS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,       JUNE 30,
                             ASSETS                                                      1997             1997
                                                                                      ------------    ------------
                                                                                      (unaudited)
Current assets:
 Cash and cash equivalents                                                             $  392,164     $  1,274,157
 Accounts receivable (net of allowance for doubtful accounts of
 $51,142 on December 31, 1997 and $55,036 on June 30, 1997)                               102,483          152,789
 Other current assets                                                                      14,055           14,896
                                                                                       ----------     ------------
   Total current assets                                                                   508,702        1,441,842

Fixed assets, net of accumulated depreciation and amortization                            201,780          242,243
Security deposits                                                                          21,205           32,059
                                                                                       ----------     ------------
   Total assets                                                                        $  731,687     $  1,716,144
                                                                                       ----------     ------------
                                                                                       ----------     ------------

                        LIABILITIES
Current liabilities:
 Accounts payable                                                                      $  293,584     $    240,007
 Accrued liabilities                                                                      642,049          520,305
 Capital lease obligations, short-term portion                                              9,253            9,097
 Preference dividends payable                                                             729,428          605,462
                                                                                       ----------     ------------
   Total current liabilities                                                            1,674,314        1,374,871

Capital lease obligations, long-term portion                                               10,345           14,892
                                                                                       ----------     ------------
   Total liabilities                                                                    1,684,659        1,389,763


              STOCKHOLDERS' EQUITY (DEFICIT)
Series A convertible preferred stock, par value $.001 per share:
  Authorized: 5,000,000 shares; issued and outstanding 4,310,684 and 4,368,937 shares at December 31, 1997 and June 30, 1997, respectively (aggregate
  liquidation preference: $4,440,005)                                                       4,311            4,369

Common stock, par value $.001 per share:  Authorized: 40,000,000 shares; issued and outstanding 17,194,784 and 17,136,531 at December 31, 1997 and June 30,
 1997, respectively                                                                        17,195           17,137

Additional paid in capital                                                             10,653,231       10,653,231
Deferred stock compensation                                                              (107,250)        (107,250)
Subscriptions receivable from stockholders                                               (200,100)        (200,100)
Accumulated deficit                                                                   (11,471,181)     (10,160,862)
Cumulative foreign currency translation adjustment                                        150,821          119,856
                                                                                       ----------     ------------
  Total stockholders' equity (deficit)                                                   (952,972)         326,381
                                                                                       ----------     ------------
      Total liabilities and stockholders' equity (deficit)                             $  731,687     $  1,716,144
                                                                                       ----------     ------------
                                                                                       ----------     ------------

               The accompanying notes are an integral part of these consolidated financial statements.

                                QCS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               DECEMBER 31,                 DECEMBER 31,
                                                       -------------------------    --------------------------
                                                          1997          1996            1997          1996
                                                       ----------    -----------    -----------    -----------
Revenue                                                $  185,195    $   324,941    $   395,166    $   769,406

Cost of revenue                                           133,732        238,031        282,733        443,276
                                                       ----------    -----------    -----------    -----------
Gross profit                                               51,463         86,910        112,433        326,130

Operating expenses:
Selling, general and administrative                       624,394        975,863      1,115,309      1,729,455
Research and development                                   85,580         95,961        163,563        185,582
                                                       ----------    -----------    -----------    -----------
Total operating expenses                                  709,974      1,071,824      1,278,872      1,915,037
Operating loss                                           (658,511)      (984,914)    (1,166,439)    (1,588,907)

Other income (expense), net                               (32,848)        (1,130)       (36,164)         4,507
Interest income                                             4,792         30,352         16,250         55,787
                                                       ----------    -----------    -----------    -----------
Net loss                                               $ (686,567)   $  (955,692)   $(1,186,353)   $(1,528,613)

Preferred dividend payable not
included in net loss                                      (61,704)       (60,779)      (123,966)      (121,558)
                                                       ----------    -----------    -----------    -----------
Net loss attributed to common stockholders             $ (748,271)   $(1,016,471)   $(1,310,319)   $(1,650,171)
                                                       ----------    -----------    -----------    -----------
                                                       ----------    -----------    -----------    -----------

Net loss per share basic and diluted                   $    (0.04)   $     (0.06)   $     (0.08)   $     (0.10)
                                                       ----------    -----------    -----------    -----------
                                                       ----------    -----------    -----------    -----------

Weighted average number of shares
  used in basic and diluted per
  share calculation                                    17,188,452     17,162,292     17,162,492     16,982,711


                The accompanying notes are an integral part of these consolidated financial statements.

                                QCS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                        ---------------------------------
                                                                         DECEMBER 31,        DECEMBER 31,
                                                                             1997                1996
                                                                        --------------      -------------
Cash flows from operating activities:
  Net loss                                                               $(1,186,353)        $(1,528,613)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization expense                                       36,264              35,125
  Unrealized exchange loss                                                    28,554                   -
  Write-off of fixed assets                                                   15,181                   -
  Change in allowance for doubtful accounts                                   (3,894)            172,912
  Stock option compensation                                                        -             168,650
  Changes in operating assets and liabilities:
    Changes in accounts receivable                                            54,200            (254,806)
    Changes in other current assets and security deposits                     11,696             (54,430)
    Changes in accounts payable                                               53,577             (70,491)
    Changes in accrued and other liabilities                                 121,744              92,324
                                                                         -----------         -----------
      Net cash used in operating activities                                 (869,031)         (1,439,329)

Cash flows from investing activities:
  Purchases of fixed assets                                                  (10,991)            (52,738)
                                                                         -----------         -----------
      Net cash used in investing activities                                  (10,991)            (52,738)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                         -           1,031,969
    Common stock subscriptions received                                            -             262,484
    Exercise of stock options                                                      -             130,000
    Payments on capital leases                                                (4,391)                  -
                                                                         -----------         -----------
      Net cash provided by (used in) financing activities                     (4,391)          1,424,453

Effect of exchange rate changes on cash                                        2,420               5,737
                                                                         -----------         -----------
      Net decrease in cash and cash equivalents                             (881,993)            (61,877)

Cash and cash equivalents, beginning of the period                         1,274,157           2,607,118
                                                                         -----------         -----------
Cash and cash equivalents, end of the period                             $   392,164         $ 2,545,241
                                                                         -----------         -----------
                                                                         -----------         -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                               $     2,163         $     1,846


                   The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998. The year-end balance sheet data was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997 as filed with the Securities and Exchange Commission.

COMPUTATION OF NET LOSS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standard No. 128 (SFAS 128) "Earnings per Share" effective December 31, 1997. SFAS requires the presentation of basic and diluted earning per share. Basic EPS is computed by dividing the income available to common shareholders by weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilative potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants for all periods. In accordance with SFAS 128, all prior period earnings per share amounts have been restated to reflect this method of calculation.

Basis and diluted earning per share are calculated as follows during the three and six month period ended December 31, 1997 and 1996:

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 ---------------------------         --------------------------
BASIC:                                                            12/31/97         12/31/96           12/31/97        12/31/96
                                                                -----------      -----------        -----------     -----------
Weighted average shares outstanding for the period               17,188,452       17,162,292         17,162,492      16,982,711
                                                                -----------      -----------        -----------     -----------
Shares used in per share calculation                             17,188,452       17,162,292         17,162,492      16,982,711

Net loss attributed to common shareholders                      $  (748,271)     $(1,016,471)       $(1,310,319)    $(1,650,171)
                                                                -----------      -----------        -----------     -----------
Net loss per share                                              $     (0.04)     $     (0.06)       $     (0.08)    $     (0.10)
                                                                -----------      -----------        -----------     -----------
                                                                -----------      -----------        -----------     -----------

DILUTED:
Weighted average shares outstanding for the period               17,188,452       17,162,292         17,162,492      16,982,711

Common stock equivalents from stock options and warrants                  -                -                  -               -

Convertible preferred stock                                               -                -                  -               -

                                                                -----------      -----------        -----------     -----------
Shares used in per share calculation                             17,188,452       17,162,292         17,162,492      16,982,711

Net loss attributed to common shareholders                      $  (748,271)     $(1,016,471)       $(1,310,319)    $(1,650,171)
                                                                -----------      -----------        -----------     -----------
Net loss per share                                              $     (0.04)     $     (0.06)       $     (0.08)    $     (0.10)
                                                                -----------      -----------        -----------     -----------
                                                                -----------      -----------        -----------     -----------

Options and warrants to purchase 3,288,048 and 96,894 shares of common stock were at December 31, 1997 and 1996, but were not included in the computation of diluted earnings per share because inclusion of the options and warrants was anti-dilutive.

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

PART I  FINANCIAL INFORMATION

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited Financial Statements and Notes thereto included elsewhere in this Report. This section may contain forward looking statements regarding, among other matters, the Company's future strategy and prospects for growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters that are subject to a number of risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause this difference include, but are not limited to, those discussed throughout this Report and the Risk Factor section of the Company's Report on Form 10-KSB for the Fiscal Year Ended June 30,1997.

OVERVIEW

QCS Corporation (the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company's revenues are derived from its software products and services which include application software for a one time licensing/installation fee and network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees. The Company from time to time also derives revenues from consulting services. The Company is continuing to implement its marketing alliance with IBM. The Company believes this alliance to be an important and central component of its business plan. Based on the marketing agreement signed in December of 1996, IBM will assume responsibility for much of the sales, marketing and end user support efforts of the Company's electronic collaboration services. The preparation activities for IBM to assume these tasks were started in the reporting quarter. There can be no assurance that the IBM agreement will continue to be executed.

From inception in 1993 through December 31, 1997, the Company has generated an accumulated deficit of $11,471,181. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

The Company's revenues decreased by 43% to $185,195 for the second quarter of fiscal year 1998 (Q2 98) as compared to $324,941 for the second quarter of fiscal year 1997 (Q2 97). This decrease is primarily attributed to the Company's lower sales of its full Notes based supplier stations and the related installation and monthly subscription fees. The loss of these revenues has not been compensated by revenues of the new Internet based QCS Supplier Stations. In November, the Company reduced its monthly Internet subscription fee from $195 per month to $55 per month. Internet revenue for Q2 98 was $20,175 or 11% of total revenues.

Cost of revenues decreased by 44% to $133,732 for Q2 98 from $238,031 in Q2 97 due primarily to the decrease in sales of the full Lotus Notes based product. Cost of sales consists primarily of the cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus Notes based product. In future periods, the Company anticipates that its cost structure may continue to differ significantly from previous periods because of the further transition from the Lotus Notes based product to the Internet based product using Lotus Domino technology, which does not have significant installation and backbone costs.

Selling, general and administrative expenses (SG&A) consist primarily of personnel and personnel-related costs in the Company's sales, marketing and general management organizations. Also included are other administrative support costs such as external legal and financial services. SG&A expenses decreased 36% to $624,394 in Q2 98 from $975,863 in Q2 97. The decrease was due to lower payroll, travel, bad debt expense, and a reduction in the use of external consulting services. During Q2 98 the Company recorded a provision to SG&A expenses of $110,256 for the closure of its Nice and Hong Kong offices. The employees and services provided by these offices will be transferred to the local IBM teams in Q3 98.

As a result of the foregoing, the net loss decreased 28% to $686,567 for Q2 98 from $955,692 in Q2 97.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

The Company's revenues decreased by 49% to $395,166 for the first six months of fiscal year 1998 as compared to $769,406 for the first half of fiscal year 1997. This decrease is primarily attributed to the Company's lower sales of its full Notes based supplier stations and the related installation and monthly subscription fees. The loss of these revenues has not been compensated by revenues of the new Internet based Supplier Sales Stations. Internet revenue for the first half of fiscal 1998 was $50,625 or 13% of total revenues.

Cost of revenues decreased by 36% to $282,733 from $443,276 for the first half of 1998 from the same period in fiscal 1997. This was due primarily to the decrease in sales of the full Lotus Notes based product. Cost of sales consists primarily of the cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus

Notes based product. In future periods, the Company anticipates that its cost structure may continue to differ significantly from previous periods because of the further transition from the Lotus Notes based product to the Internet based product using Lotus Domino technology, which does not have significant installation and backbone costs.

SG&A consist primarily of personnel and personnel-related costs in the Company's sales, marketing and general management organizations. Also included are other administrative support costs such as external legal and financial services. SG&A expenses decreased 36% to $1,115,309 from $1,729,455 for the first half of fiscal 1998 from the same period in 1997. The decrease was due to lower payroll and related expenses, communications, a reduction of accounting and legal fees and a reduction in the use of external consulting services.

As a result of the foregoing, the net loss decreased 22% to $1,186,353 from $1,528,613 for the first half of fiscal 1998 from the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at December 31, 1997 was $392,164, representing a $881,993 decrease from June 30, 1997. This decrease in working capital was almost entirely from cash used in operating activities. In the first half of fiscal 1997, the Company used $1,439,329 of cash in operating activities. The Company's business plan for fiscal 1998 calls for continued increases in spending for product development and key technical
personnel. The Company does not currently have a bank credit line.   The
Company did not conclude the private placement of common stock during the second quarter of fiscal 1998. The Company is in the process of implementing its working relationship with IBM and believes, that if it is successful in doing so, it will lower its marketing and selling expenses and be in a better situation to successfully raise an equity financing which would be sufficient to fund operations for the next year. While the Company believes it will be successful in implementing its alliance with IBM, there can be no assurance of this result or in successful fund raising efforts.

The Company's ability to operate is dependent upon raising additional equity capital until revenues under the IBM relationship develop to a level that will sustain operations. The Company is currently seeking to raise additional capital through a private placement of common stock. As of the filing date, the Company had received $394,715 for 526,500 shares at $0.75 per share and has received signed subscriptions agreements executed by additional investors for another $175,500 for 234,000 shares. The Company has accepted these subscriptions and expects to receive the proceeds in due course.

With the capital currently on hand, the Company has resources to fund operations through approximately June 1998. If the implementation of its agreement with IBM and the conclusion of the fund raising efforts are not successful, the Company would have to reduce operating expenses, this reduction would materially and adversely effect the Company's business and raise substantial doubt about its ability to continue as a going concern.

The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

PART II   OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          27  Financial Data Schedule


     b.   REPORTS ON FORM 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1998.




                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 23, 1998
                                        QCS CORPORATION
                                        (Registrant)




                                    By:  s/ Marcel van Heesewijk
                                       -------------------------
                                    Marcel van Heesewijk, President, Chief
                                    Executive Officer, Acting Principal
                                    Accounting and Financial Officer and
                                    Chairman of the Board of Directors