Form 10QSB
period 1998-03-31
QCS CORP
filed 1998-05-15
CIK 825517

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                    FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
     ___________

                        Commission File Number:   33-18600-D


                                  QCS CORPORATION
-------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


     DELAWARE                                     98-0132465
     ----------------------------------           -----------------------------
     (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)            Identification Number)


               650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA  94041
-------------------------------------------------------------------------------
                     (Address of principal executive offices)


                                   (650) 966-1214
-------------------------------------------------------------------------------
                            (Issuer's telephone number)

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

Common stock outstanding as of April 12, 1998: 18,110,284 shares

Transitional Small Business Disclosure Format           YES    X  NO
                                                    ---       ---

                               QCS CORPORATION


                                  CONTENTS
                                                                           PAGE
PART I    FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of
              March 31, 1998 (unaudited) and June 30, 1997                    3

              Consolidated Statements of Operations
              for the three and nine month periods ended
              March 31, 1998 and 1997 (unaudited)                             4

              Consolidated Statements of Cash Flows
              for the nine month period ended
              March 31, 1998 and 1997 (unaudited)                             5

              Notes to Consolidated Financial Statements (unaudited)          6

ITEM 2   Management's Discussion and Analysis of                              7
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8K                                     10

         SIGNATURE                                                           10

                                QCS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,     JUNE 30,
                                     ASSETS                                             1998          1997
                                                                                    ------------  ------------
                                                                                     (unaudited)
Current assets:
    Cash and cash equivalents                                                      $    475,145   $  1,274,157
    Accounts receivable (net of allowance for doubtful accounts of
    $39,138 on March 31, 1998 and $55,036 on June 30, 1997)                             250,750        152,789
    Other current assets                                                                  7,916         14,896
                                                                                   ------------   ------------
          Total current assets                                                          733,811      1,441,842

Fixed assets, net of accumulated depreciation and amortization                          133,390        242,243
Security deposits                                                                        14,135         32,059
                                                                                   ------------   ------------
          Total assets                                                             $    881,336   $  1,716,144
                                                                                   ------------   ------------
                                                                                   ------------   ------------
                                  LIABILITIES
Current liabilities:
    Accounts payable                                                               $    326,938   $    240,007
    Accrued liabilities                                                                 450,545        520,305
    Capital lease obligations, short-term portion                                         8,838          9,097
    Preference dividends payable                                                        793,965        605,462
                                                                                   ------------   ------------
          Total current liabilities                                                   1,580,286      1,374,871

Capital lease obligations, long-term portion                                              8,448         14,892
                                                                                   ------------   ------------
          Total liabilities                                                           1,588,734      1,389,763


                        STOCKHOLDERS' EQUITY (DEFICIT)
Series A convertible preferred stock, par value $.001 per share:
    Authorized: 5,000,000 shares; issued and outstanding 4,310,684 and
    4,368,937 shares at March 31, 1998 and June 30, 1997, respectively
    (aggregate liquidation preference: $4,440,005)                                        4,311          4,369

Common stock, par value $.001 per share:  Authorized: 40,000,000 shares;
  issued and outstanding 18,110,284 and 17,136,531at March 31, 1998 and
  June 30, 1997, respectively                                                            18,110         17,137

Additional paid in capital                                                           11,264,651     10,653,231
Deferred stock compensation                                                                 -         (107,250)
Subscriptions receivable from stockholders                                             (200,100)      (200,100)
Accumulated deficit                                                                 (11,975,340)   (10,160,862)
Cumulative foreign currency translation adjustment                                      180,970        119,856
                                                                                   ------------   ------------
    Total stockholders' equity (deficit)                                               (707,398)       326,381
                                                                                   ------------   ------------
          Total liabilities and stockholders' equity (deficit)                     $    881,336   $  1,716,144
                                                                                   ------------   ------------
                                                                                   ------------     ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                                  QCS CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 MARCH 31,                   MARCH 31,
                                       --------------------------    --------------------------
                                           1998          1997            1998          1997
                                       -----------    -----------    -----------    -----------
Revenues:
Network                                $   144,805    $   285,852    $   539,971    $ 1,055,258
Consulting                                 105,000            -          105,000            -
                                       -----------    -----------    -----------    -----------
                                           249,805        285,852        644,971      1,055,258

Cost of revenues:
Network                                     73,624        215,594        356,357        658,871
Consulting                                 105,000            -          105,000            -
                                       -----------    -----------    -----------    -----------
                                           178,624        215,594        461,357        658,871
Gross profit                                71,181         70,258        183,614        396,387

Operating expenses:
Selling, general and administrative        521,496        781,094      1,636,805      2,510,547
Research and development                   118,347         76,806        281,910        262,388
Adjustment to long-term contract          (156,702)           -         (156,702)           -
                                       -----------    -----------    -----------    -----------
Total operating expenses                   483,141        857,900      1,762,013      2,772,935
Operating loss                            (411,960)      (787,642)    (1,578,399)    (2,376,548)

Other income (expense), net                (28,982)       (46,578)       (65,146)       (42,072)
Interest income                              1,320         24,569         17,570         80,356
                                       -----------    -----------    -----------    -----------
Net loss                               $  (439,622)   $  (809,651)   $(1,625,975)   $(2,338,264)

Preferred dividend payable not
included in net loss                       (64,537)       (59,298)      (188,503)      (180,856)
                                       -----------    -----------    -----------    -----------
Net loss available to common
stockholders                           $  (504,159)   $  (868,949)   $(1,814,478)   $(2,519,120)
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Net loss per share (basic & diluted)   $     (0.03)   $     (0.05)   $     (0.11)   $     (0.15)
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Weighted average number of shares
   used in per share calculation
   (basic & diluted)                    17,474,312     17,166,531     17,264,914     17,043,090

  The accompanying notes are an integral part of these consolidated financial statements.

                                  QCS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                    --------------------------
                                                                                      MARCH 31,     MARCH 31,
                                                                                        1998          1997
                                                                                    -----------    -----------
Cash flows from operating activities:
    Net loss                                                                        $(1,625,975)   $(2,338,264)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization expense                                                50,803         56,063
    Unrealized exchange loss                                                             64,516         65,085
    Write-off of fixed assets                                                            15,181          4,183
    Change in allowance for doubtful accounts                                           (15,898)        35,808
    Stock option compensation                                                           107,250        194,338
    Changes in operating assets and liabilities:
          Changes in accounts receivable                                                (82,063)       (48,444)
          Changes in other current assets and security deposits                          24,904          9,622
          Changes in accounts payable                                                    86,931       (127,489)
          Changes in accrued and other liabilities                                       (3,601)       126,379
                                                                                    -----------    -----------
              Net cash used in operating activities                                  (1,377,952)    (2,022,719)

Cash flows from investing activities:
    Purchases of fixed assets                                                           (44,034)       (68,670)
    Proceeds from sale of fixed assets                                                   19,405            -
                                                                                    -----------    -----------
              Net cash used in investing activities                                     (24,629)       (68,670)

Cash flows from financing activities:
          Net proceeds from issuance of common stock                                    611,585      1,031,969
          Common stock subscriptions received                                               -          262,484
          Exercise of stock options and warrants                                            750        130,000
          Payments on capital leases                                                     (6,703)        (1,954)
                                                                                    -----------    -----------
              Net cash provided by financing activities                                 605,632      1,422,499

Effect of exchange rate changes on cash                                                  (2,063)        18,598
                                                                                    -----------    -----------
              Net decrease in cash and cash equivalents                                (799,012)      (650,292)

Cash and cash equivalents, beginning of the period                                    1,274,157      2,607,118
                                                                                    -----------    -----------
Cash and cash equivalents, end of the period                                        $   475,145    $ 1,956,826
                                                                                    -----------    -----------
                                                                                    -----------    -----------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                        $     3,225    $     2,331
    Capital lease additions                                                                 -           21,593

  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998. The year-end balance sheet data was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997 as filed with the Securities and Exchange Commission.


COMPUTATION OF NET LOSS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standard No. 128 (SFAS 128) "Earnings per Share" effective December 31, 1997. SFAS requires the presentation of basic and diluted earning per share. Basic EPS is computed by dividing the income available to common shareholders by weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilative potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants for all periods. In accordance with SFAS 128, all prior period earnings per share amounts have been restated to reflect this method of calculation.

Basic and diluted earnings per share are calculated as follows during the three and nine-month periods ended March 31, 1998 and 1997:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                            --------------------------    --------------------------
                                              3/31/98        3/31/97        3/31/98        3/31/97
                                            -----------   ------------    -----------   ------------
BASIC:
Weighted average shares outstanding
for the period                               17,474,312     17,166,531     17,264,914     17,043,090
                                            -----------   ------------    -----------   ------------
Shares used in per share calculation         17,474,312     17,166,531     17,264,914     17,043,090

Net loss available to common
shareholders                                $  (504,159)   $  (868,949)   $(1,814,478)   $(2,519,120)
                                            -----------   ------------    -----------   ------------
Net loss per share                          $     (0.03)   $     (0.05)   $     (0.11)   $     (0.15)
                                            -----------   ------------    -----------   ------------
                                            -----------   ------------    -----------   ------------
DILUTED:
Weighted average shares outstanding for
the period                                   17,474,312     17,166,531     17,264,914     17,043,090

Common stock equivalents from stock
options and warrants                                -              -              -              -

Convertible preferred stock                         -              -              -              -
                                            -----------   ------------    -----------   ------------
Shares used in per share calculation         17,474,312     17,166,531     17,264,914     17,043,090

Net loss available to common
shareholders                                $  (504,159)   $  (868,949)   $(1,814,478)   $(2,519,120)
                                            -----------   ------------    -----------   ------------
Net loss per share                          $     (0.03)   $     (0.05)   $     (0.11)   $     (0.15)
                                            -----------   ------------    -----------   ------------
                                            -----------   ------------    -----------   ------------

Options and warrants to purchase 3,459,548 and 2,937,971 shares of common stock were at March 31, 1998 and 1997, but were not included in the computation of diluted earnings per share because inclusion of the options and warrants was antidulitive.


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


PART I    FINANCIAL INFORMATION

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report and other Company reports, including without limitation statements containing the words "believes," "anticipates," "expects" and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of (i) risks related to the Company's recent marketing and technology alliance with IBM, (ii) future capital needs and uncertainty of additional financing, (iii) possible competitive entries, (iv) other risks detailed in this report. These factors are discussed in more detail in the Risk Factors section of the Company's report on Form 10-KSB for the fiscal year ended June 30, 1997. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.


OVERVIEW

QCS Corporation (the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company's revenues are derived from its software products and services which include application software for a one time registration fee and network access for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees. The Company from time to time also derives revenues from consulting services. Based on the marketing agreement signed in December 1996, IBM will be assuming responsibility for much of the sales, marketing and end user support efforts for the Company. The Company believes this alliance with IBM to be an essential component of its business plan, but the involvement with IBM is still at a preliminary stage and the Company can give no assurance of when or if the alliance will ultimately be successful.
As of April 30, 1998, no significant sales have been generated from this alliance.

From inception in 1993 through March 31, 1998, the Company has generated an accumulated deficit of $11,975,340. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition. Also, as indicated above, the Company's success is highly dependant on its and IBM's ability to execute in a timely manner the joint sales and marketing plan, of which no assurance can be made. If this fails to occur, the Company would be materially and adversely effected. Additionally, the Company is in immediate need of equity capital if it is to sustain current operations. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

The Company's network revenues decreased by 49% to $144,805 for the third quarter of fiscal year 1998 (Q3 98) as compared to $285,852 for the third quarter of fiscal year 1997 (Q3 97). This decrease is primarily attributed to the Company's lower sales of its full Notes based supplier stations and the related installation and monthly subscription fees. The loss of these revenues has not been compensated by revenues of the new Internet based QCS Supplier Stations. Internet revenue for Q3 98 was $7,545 or 5% of network revenues. The Company entered into an service agreement with IBM Corporation to provide sales, marketing and end-user support services to assist in marketing QCS products. The revenue associated with this agreement in Q3 98 was $105,000.
The combined network and consulting revenues of $249,805 represent a 13% decrease of total revenues of $285,852 from Q3 97.

Cost of network revenues decreased by 66% to $73,624 for Q3 98 from $215,594 in Q3 97. Effective in Q3 98 cost of network revenues will be primarily calculated as a percentage of network revenues in accordance to the IBM revenue sharing arrangement. In Q3 97 cost of revenues included cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus
Notes based product.   Cost of consulting revenue in Q3 98 was $105,000, which
represents the cost of services provided to IBM.

Selling, general and administrative expenses (SG&A) consist primarily of personnel-related costs in the Company's sales, marketing and general management organizations and other administrative support costs such as external legal and financial services. SG&A expenses decreased 33% to $521,496 in Q3 98 from $781,094 in Q3 97. The decrease was due in part to the aforementioned cost of sales, marketing and end-user support services, which are now invoiced to IBM. In Q3 98 the company realized savings of approximately $40,000 rents and depreciation from the closure of the Nice and Hong Kong offices. The Company recorded non-cash stock option compensation charges of $107,250 in Q3 98 and $25,688 in Q3 97. Research and development expenses increased by $41,541 to $118,347 in Q3 98 from last year, due to consulting services purchased for the development of back-end administrative features of the Company's new Internet product.

During Q3 98 the Company recorded an adjustment to the 1996 IBM contract of $156,702 to reverse cost accrued to cost of sales during the first six months of fiscal 1998.

As a result of the foregoing, the net loss decreased 46% to $439,622 for Q3 98 from $809,651 in Q3 97.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998

The Company's network revenues decreased by 49% to $539,971 for the first nine months of fiscal year 1998 as compared to $1,055,258 for the first nine months of fiscal year 1997. This decrease is primarily attributed to the Company's lower sales of its full Notes based supplier stations and the related installation and monthly subscription fees. The loss of these revenues has not been compensated by revenues of the new Internet based Supplier Sales Stations. In November, the Company reduced its monthly Internet subscription fee from $195 per month to $55 per month. Internet revenue for the first nine months of fiscal 1998 was $58,170 or 11% of total network revenues. Total revenue, including Network and Consulting, for the nine months ended March 31, 1998 were $644,971 is 39% below the same period last year.

Cost of network revenues decreased by 46% to $356,357 from $658,871 for the
first nine months of 1998 from the same period in fiscal 1997.   This was due
primarily to the decrease in sales of the full Lotus Notes based product and to cost of network revenues recorded as a percentage of notes revenues in accordance to the IBM revenue sharing agreement effective January 1998. Cost of sales in fiscal 1997 consisted primarily of the cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus Notes based product.

Selling, general and administrative expenses (SG&A) consist primarily of personnel-related costs in the Company's sales, marketing and general management organizations and other administrative support costs such as external legal and financial services. SG&A expenses decreased 35% to $1,636,805 from $2,510,547 for the first nine months of fiscal 1998 from the same period in fiscal 1997. The decrease was due to reduced payroll expenses from lower headcount and the classification of $105,000 of labor costs associated with the IBM service contract to cost of consulting services, and a reduction of accounting and legal fees. The Company recorded non-cash stock option compensation charges of $107,250 in the nine months ended March 31, 1998 versus $194,338 in the same period last year.

As a result of the foregoing, the net loss decreased 30% to $1,625,975 from $2,338,264 for the first nine months of fiscal 1998 from the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 1998 was $475,145, representing a $799,012 decrease from June 30, 1997. Cash used in operating activities for the nine months ended March 31, 1998 was $1,377,952, compared to $2,022,719 for the first nine months of fiscal 1997. During the third quarter of fiscal 1998, the Company raised $611,585 in net proceeds for the sales of 840,500 shares of common stock at $0.75 per share in a private placement. As of May 14, 1998, the Company has received and accepted (i) an executed subscription agreement and (ii) an executed financial consulting agreement, each memorializing understandings reached between the parties on March 6, 1998, whereby the Investor has agreed to pay the Company $270,000 in immediately available funds (less incidental expenses in the amount of $7,150), and to perform certain financial consulting services for the Company over the next two years, in return for 270,000 equity "Units," each such "Unit" to consist of one share of Company common stock, together with a warrant to purchase an additional three shares of Company common stock at an exercise price of $1.00 per share. The Company expects to receive the proceeds from this subscription, in the amount of $262,850, in due course.

The Company's business plan for fiscal 1998 calls for continued increases in spending for product development and key technical personnel. The Company's ability to operate is dependent upon raising additional equity capital until revenues under the IBM relationship develop to a level that will sustain operations. The Company is currently negotiating with potential investors to raise additional capital through a private placements of common stock, but can give no assurance that it will be successful in obtaining this financing.
 The Company is continuing its efforts to implement its relationship with IBM and believes that, if it is successful in doing so, it will continue to lower its marketing and selling expenses and be in a better situation to attract equity capital which it anticipates would be sufficient to fund operations for the next year. While the Company believes it will be successful in implementing its alliance with IBM, there can be no assurance of this result or of success in future fund raising efforts.

With the capital currently on hand, the proceeds of the aforementioned Investor subscription in the amount of $262,850, the Company has resources to fund its operations through approximately the end of August, 1998. Should the Company's current fund raising efforts and implementation of its agreement with IBM prove unsuccessful, the Company will have to reduce its operating expenses significantly, which would materially and adversely effect the Company's business, and raise substantial doubts about its ability to continue as a going concern.

The Company does not currently have a bank credit line. The Company does not intend to pay cash dividends with respect to common stock in the foreseeable future.

PART II        OTHER INFORMATION

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS

               27  Financial Data Schedule

          B.   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of fiscal 1998.






                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 14, 1998
                                                  QCS CORPORATION
                                                    (Registrant)




                                             By:     s/ Marcel van Heesewijk
                                                ------------------------------
                                             Marcel van Heesewijk, President,
                                             Chief Executive Officer, Acting
                                             Principal Accounting and Financial
                                             Officer and Chairman of the Board
                                             of Directors