Form 10KSB
period 1998-06-30
QCS CORP
filed 1998-09-28
CIK 825517

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549
                                    FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the transition period from ________ to ________

                         Commission File Number: 33-18600-D
                                  QCS CORPORATION
                   (Name of small business issuer in its charter)

                                      DELAWARE
                          (State or other jurisdiction of
                           incorporation or organization)

                                     98-0132465
                        (IRS Employer Identification Number)

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

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 Par Value per share

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days               (X) YES  (  ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB                         (__)

The Issuer's revenues for the fiscal year ended June 30, 1998 were $892,192. The aggregate market value of the common stock held by non-affiliates of the Issuer as of September 15, 1998 was $12,337,695.

The number of shares of Common Stock, par value $.001 per share, outstanding as of September 11, 1998 was 19,186,478.

                         DOCUMENTS INCORPORATED BY REFERENCE

The Issuer's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before September 30, 1998 in connection with the Issuer's Annual Meeting of Stockholders to be held on October 30, 1998 and is incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format:               (  ) YES  (X) NO

                                 TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
Part I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
   Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
   Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
   Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
   Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .   13

Part II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
   Item 5.   Market for Common Equity and Related Stockholders Matters . . . . . . . . . . . . . . . . .   14
   Item 6.   Management's Discussion and Analysis of Financial Condition and Result of Operations. . . .   15
   Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
   Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . .   18

Part III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
   Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(A) of the Exchange Act of the Registrant . . . . . . . . . . . . . . . . . . . .   19
   Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
   Item 11.  Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . .   19
   Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . .   19

Part IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
   Item 13.  Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K. . . . . . . .   20


                                       PART I

ITEM 1. BUSINESS

THIS REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

QCS Corporation (the "Company" or "QCS") is an electronic commerce service provider serving the worldwide retail industry. The Company provides its customers with computer software and network access to enable retailers and suppliers to conduct negotiations and to facilitate electronically the purchase and sale of merchandise on a global basis. Using Lotus Notes-TM-/ Domino-TM-and industry standard networking protocols to transmit data over leased "backbone" trunk lines and the Internet, the Company maintains a secure yet open electronic network that enables retailers to conduct on-line communication and transactions with their vendors and suppliers (the "QCS Network"). This communication and trading process is generally referred to in the retail industry as "sourcing." High volumes of product and transaction data are exchanged between retailers and their suppliers in order for buy-sell transactions to be initiated, negotiated and closed. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a manufacturer or distributor. The QCS Network and the Company's related software products and services are designed to make this sourcing function substantially more effective and efficient and to facilitate the workflow management of retail industry buyers and sellers.

QCS was incorporated in Delaware on March 26, 1993 and owns all of the issued and outstanding shares of its operating subsidiaries, QCS Development Company S.A. and QCS Global Retail Information Network Asia Pacific Ltd. The Company's only office is located in Mountain View, California. In October, 1994 the Company merged with QCS Corporation, a publicly-held Colorado corporation formerly known as Parkway Capital Corporation ("QCS-Colo") whose shares had been traded on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol PRKW. After the merger, QCS was the surviving corporation and its shares of Common Stock began trading on the OTC Bulletin Board under the symbol QCSC.

The Company's principal office is located at 650 Castro Street, Suite 210, Mountain View, CA 94041 and its telephone number is (650) 966-1214. The Company's home page on the Internet can be located at www.QCS.net.

OVERVIEW OF QCS GLOBAL SOURCING SYSTEM

The QCS Network uses industry standard Internet accessory browser and worldwide telecommunication protocols. Currently, the private backbone trunk line telecommunications services are provided by IBM Global Network ("IGN"). The Company charges users of the QCS Network a usage volume fee and transaction related fees. Through the QCS Network, retailers, manufacturers and distributors can exchange sourcing information electronically in a secure and confidential environment. The QCS Network is designed to provide accuracy, speed, format standardization, product comparability and on-screen product images that can be manipulated with relative ease by the end-user.

The QCS Network and the Company's software products and services are designed to address sourcing and workflow management needs in the worldwide consumer retail industry. When utilized to its full capability and employed on a wide-scale basis, the Company believes that the QCS Network is capable of reducing a client's cost of sourcing communication and, more importantly, it can substantially shorten the sourcing process and more effectively manage the quality performance of vendors. Consequently, the QCS Network enables merchandising, manufacturing and shipping decisions to be made by all parties at dates closer to the selling season, helping such parties make better informed and more timely business decisions. The objective is to enable clients that source product through the QCS Network to obtain lower costs, increased sales volume, faster inventory turnover, fewer involuntary price discounts and improved margins and profitability.

MARKET OVERVIEW

As the worldwide retail industry faces competitive pressures and shifts in consumer demand, traditional sourcing methods are coming under heightened scrutiny, especially in light of proven emerging technologies which can now offer dramatic improvements in efficiency, costs and business process management. Most purchasing automation efforts address the post-order end of the merchandise flow. The pre-order and order processes, the crucial "upstream" lengths of the spectrum, may soon be automated. Retailers, in particular those serving global or national markets, are increasingly exploring automated purchasing solutions.

THE MARKET NEED IN FOCUS

     - The retail supply-chain needs: efficient electronic flow of goods/services, enabling just-in-time receiving, lower overall costs, fewer data errors and closer relationships between retailers and suppliers for better service and planning.

     - Major retailers need: buying efficiency and integration, supplier partnering, lower costs, fewer data errors and mapped input into existing systems.

     - Qualified suppliers need: customer partnering, closer relationships via system tie-in to retailers, sales and bidding efficiency, Internet presence, qualified presence in a network system with visibility and mapped output to an array of customers and prospects.

Global Retail Market

The retail industry is characterized by intense competition, consolidation and tightening profit margins. Consumers increasingly are more discerning and consequently demand that retailers offer more value in return for their purchasing dollar. Pressure on retailers affects all players in the sourcing environment.

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

BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE IN RETAIL

The expanding number and variety of products sold by each retailer, together with pricing pressure and geographic diversity, drives the globalization of retailer-supplier partnerships. Growing volume and complexity in merchandise sourcing relationships requires an information systems solution. Long considered an art, merchandise buying must now be approached as a science, with the help of technology.

To better manage their relationships and merchandise flow, both retailers and suppliers are turning to information technology, and specifically to electronic commerce solutions. QCS believes that the electronic commerce market is at the beginning of a long-term expansion driven by adoption of the Internet as a marketing venue and data highway. Electronic commerce in the retail sphere represents a significant opportunity for systems application and service providers who understand the unique requirements of the retail industry and can provide the reliability and security necessary to consummate and manage sourcing transactions.

The retail industry and its major participants have been early adopters of electronic commerce technologies, initially in the form of electronic data interchange ("EDI") managed over private value-added networks ("VAN"). EDI addresses the post-ordering flow of basic transactional data. In addition to addressing only a limited range of the merchandise flow, EDI systems can be expensive to develop and are based on closed and proprietary system technologies. The range of workflow capability is limited and costs tend to exclude smaller participants, such as suppliers, from significant involvement.

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

OVERVIEW OF QCS SERVICES

The QCS Network is designed to address the retail industry's sourcing communication and workflow management needs of both retailers and vendors.
Based on an industry standard groupware software platform (Lotus Notes-TM-/Domino-TM-), and industry standard networking and electronic mail systems, the QCS Network and QCS's software products and services link retailers and their trading partners through electronic mail, data and full page image exchange. This is accomplished through the interactive exchange of (i) product description documents with text and color images and (ii) administrative documents and forms customized to each retailer's unique requirements.

The Company charges users a one time registration fee and transaction-based fees (adjusted by volume-based discounts) for the use of its software products and services. Hardware requirements include an industry standard desktop PC with a high quality color display, and an optional color scanner and/or digital camera can be added for capturing catalog images. Through the Lotus Notes-TM-/Domino-TM- replication feature, the QCS Network constantly updates and synchronizes data residing in centrally located system servers and in multiple distributed local desktop stations at client sites. Users connected to a Lotus/Domino-TM- server access the QCS Network via QCS's Web site (www.QCS.net) on the Internet.

Once on the QCS Network, a retail buyer can select and retrieve electronic forms from a worldwide pool of vendors. Similarly, a manufacturer or vendor can access volume retail buyers representing large department stores, mass merchandisers and specialty chain stores. Retail buyers and their potential suppliers are thereby able to electronically exchange product catalogs, requests for proposals, offer sheets, negotiation sheets, order forms, order confirmations, order changes, advance shipping notices and other documents. Data is entered on-line or by uploading electronic forms in textual or color image formats.
Once retrieved by retail buyers, data from participating vendors is computer accessible in industry standard formats, thereby permitting a meaningful and efficient comparison of products offered by multiple suppliers, while at the same time permitting the buyer to interface with the supplier's in-house information systems. Communication between each pair of trading partners on the QCS Network is totally private and on a "store-and-forward basis" or "on-line". Color images of products can be edited to customize the image to reflect the retailer's private label or for other design, packaging and marketing purposes.

The flexibility of the QCS Network allows users to establish exclusive links with a particular trading partner, to conduct exclusive communications between groups of users, or to use the QCS Network exclusively for internal purposes to connect a client's worldwide business locations. Access to the QCS Network is either executed through a local telephone number dial-up or via an Internet service provider ("ISP"). When traveling on the road, users can access the QCS Network from any PC connected to the Internet with a user ID and password.

PRODUCT DEVELOPMENT AND/OR ACQUISITIONS

The Company's research and development efforts are exclusively driven by market needs and directed towards technologies that enable and facilitate the mapping and translation of information between trading parties in the retail industry.

QCS uses a product strategy that combines internal development, alliances, and licensing of applications from third parties. New product development and enhancements of existing products are typically performed internally. Responsibilities include design, development, documentation and quality control. Contractors and third party companies are involved in non-critical projects.

QCS follows an open-environment strategy and supports, to the extent possible, standard operating systems, local area network ("LAN") environments, communication protocols and industry-specific message formats. The Company intends to incorporate new technologies and methods into its product and service offerings in order to continue to provide leadership products in the face of rapidly changing technological standards.

The Company's international networking utilizes a combination of private networks (IGN) and public networks (the Internet). QCS maintains its hub servers externally under a facility management agreement with IBM and internally in a self-hosted fashion using its own facilities.

Security concerns play a major role in technological choices. Lotus Notes-TM- and Domino-TM- technology guarantee user authentication and controlled access to the Company's servers. Critical documents exchanged between the QCS Network users are encrypted using Lotus Notes-TM- secure protocol over the private network and the standard Secure Socket Layer ("SSL") protocol over the Internet. Both provide the highest level of security permitted by U.S. export laws.

CURRENT OFFERING

The QCS product line currently provides a supplier with a variety of functions revolving around merchandise workflow. Various functions allow a supplier to maintain its product catalog, send portions of it to global listings, and to send confidential detailed offers from its catalog to buyers on the QCS Network in a point-to-point mode.

Documents sent by suppliers are processed by an intermediary QCS server, incorporating various filtering and mapping functions, before being delivered to the buyer organization in an industry standard format. This centrally-managed form-based clearing house approach guarantees flexibility by shielding the seller from buyer specificity and ensuring interoperability with a large number of proprietary systems. Additional modules geared towards communication of documents with forwarders and inspection companies enable the buyer to track the merchandise flow through delivery. The QCS service can smoothly integrate its system with a variety of site configurations after only a single mapping of outgoing and incoming data.

The original QCS service is provided to the customer through Lotus Notes-TM-, in either single station or LAN configuration. It is typically chosen by large organizations and is available for suppliers, retailers, forwarders and inspection companies. Hardware platforms running Windows 3.1, Windows 95, Windows 98 or Windows NT on the client's computer and Windows NT, OS/2 or Netware on the server are supported. Access to the QCS hub server is achieved through local X.28 dial-up calls to IGN's X.25 private network.

Since May 1997, QCS's development has been geared towards web-based network services access which capitalizes on the low-cost and interactivity offered by the Internet. It is available to any supplier or retail origination with a standard Internet connection and a web browser. Access to the QCS hub server is achieved through local ISP calls using TCP/IP protocol over the Internet and standard web browsers (Netscape or Microsoft Internet Explorer).

The back-end architecture of the QCS Network is built over Lotus Notes-TM- and Domino-TM- technology, which allows shared database replication, user authentication and controlled access, messaging and workflow management, and offers support of industry standards such as HTTP, SSL or SMTP.

The QCS Solution addresses the workflow management of merchandise sourcing for major retailers worldwide, with special emphasis on the "upstream" processes of Pre-Ordering and Ordering. In alliance with IBM, the QCS Network provides this well-defined market with a private, secure and web-enabled network integrating retailers with qualified vendors worldwide.

Through the QCS Network, retailers, manufacturers and distributors can exchange sourcing information electronically in a secure and confidential environment. The QCS Network is designed to provide accuracy, speed, format standardization, comparability and on-screen product images that can be manipulated with relative ease by the end-user. Access to the QCS Network is available to its retail industry clients 24 hours per day in over 180 countries and territories throughout the world.

QCS operates an "Electronic Merchandise Flow" service using Lotus Domino-TM-technology as the common presentation manager between its own collaboration applications and existing in-house solutions of all members of the retail trading community.

The QCS Network blends an industry standard groupware development platform (Lotus Notes-TM-) with the Internet enablement tool Domino-TM-, together with industry standard networking and electronic mail systems. Retailers and their trading partners are linked through electronic mail, data and full page image exchange. The system offers the interactive exchange of product description documents with text and color images, and administrative documents and forms customized to each retailer's unique requirements.

The recent Internet-enablement of the QCS product line effectively joins together the private and public networking application worlds, making their differences transparent to the end-user. Supplier and retailer alike can access the system from either software platform, and carry out trading dialogue while all supplier-originated communications are automatically "mapped" to the retailer's in-house systems.

By making many of its current network functions available through the Internet via a standard Web browser (Netscape, MS Internet Explorer), QCS removes much of the necessity for suppliers to maintain sophisticated local hardware and software on site. QCS believes that suppliers will more readily accept and use the QCS Network via the Internet, thereby increasing adoption of the technology.


SOLUTIONS FOR RETAILERS

QCS's retailer solution includes collaboration server software, an Electronic Commerce implementation plan with the retailer's MIS department, and a detailed implementation project with the retailer's merchandising department.

The collaboration server is based on the Lotus Domino-TM- technology and consists of a retail sourcing-specific electronic commerce server. The server can be either housed by the retailer or by QCS in Facilities Management, and can be completely "firewalled" from the retailer's existing in-house systems. Data from the collaboration server is transmitted and interfaced ("mapped") through the firewall to match the retailer's in-house standards for electronic mail and graphical user interface, as well as management systems handling data such as purchase orders, point-of-sale, quality control and shipping information.

Once on the QCS Network, the retail buyer can select and retrieve up-to-date information from a worldwide pool of vendors and request information concerning such vendors' product offerings. Data from participating vendors appears on the retailer's screen "mapped" automatically by QCS into the retailer's pre-specified and familiar format, permitting for efficient comparison of products across multiple suppliers of the same merchandise program. Supplier input flows through the QCS Network into the retailer's existing systems.

Global retailers can now review, select, negotiate and purchase consumer goods over an image-based network using IBM's Global Network ("IGN"). Information is exchanged in a confidential secure environment. The overall objective is to enable the retailer client to obtain lower costs, increased sales volume, faster inventory turnover, fewer involuntary price discounts, fewer inventory buying errors, and improved margins and profitability.

When utilized to its full capability on a wide-scale basis, the Company believes that the QCS Network can substantially shorten the sourcing process and can more effectively manage the vendor's performance quality. The QCS Network enables merchandising, manufacturing and shipping decisions to be made by all parties on a date closer to the selling season, thus helping to the parties make better informed and more timely business decisions.

SOLUTIONS FOR SUPPLIERS

To take advantage of the advent of the Internet, the Company has introduced a new web-enabled product. The Supplier Station offers suppliers a cost-effective way to provide information to QCS Network retailer members. A server facility located in Mountain View, California links the Web with the QCS Network. The QCS home page (http://www.QCS.net) tells the supplier about QCS's services and benefits and allows the supplier to register online and to become a member at a basic service level, which provides the supplier with free email directly between the supplier and individual buyers.

The new member enjoys a limited version of the full spectrum of QCS Network services. The supplier will be able to submit information about itself and its product offerings to the catalog viewed by all QCS Network members. The data is entered by the supplier on the QCS home page. The QCS server then "maps" it into the QCS Network's standard format and posts it in the QCS Network catalog. The supplier's data is thus entered in a standard format that is "mapped" by the QCS system to each retailer's internal specifications.

The QCS product line currently allows suppliers a variety of functions revolving around their product catalogs. Various functions allow suppliers to update their catalogs, send portions of their product catalogs to global listings, and to send confidential customized and detailed offers from their catalogs to buyers on the QCS Network in a point-to-point mode. This base functionality shall remain in all future product offerings, however the underlying technology will be enhanced to incorporate the most current market standards.

Supplier equipment requirements depend on whether the supplier is tied into the QCS Network and interacting extensively with retailers, or is a new supplier subscribing to free e-mail services through the Web and considering additional options. The former requires an industry standard desktop PC with a high quality color display and an optional color scanner and/or digital camera for catalog image input, a QCS server and a LAN workstation, while the latter requires only a PC running Windows and an Internet connection with web browser.

SALES AND MARKETING

MARKETING ALLIANCE WITH IBM

In December 1996, QCS and IBM formally announced a broad alliance to enable international electronic trading between retailers and their suppliers on IBM's Global Network. IBM and QCS cooperatively market the QCS Network. IBM provides a global infrastructure that includes help desk support and a worldwide sales and marketing force, some of which is expressly dedicated to QCS. QCS houses its servers in a professional IBM facilities management (FM) environment.

In addition to providing customer care centers and a worldwide direct and indirect sales force, IBM also has responsibility for world wide end-user hot-line support. QCS pays IBM through a revenue share payment schedule for IBM's sales and marketing services, IBM's Facility Management services and the use of IBM Global Network ("IGN").

IBM Electronic Commerce, Global Trade Services ("Global"), the IBM entity which sponsored the strategic alliance, was formed within IBM's Internet Division in 1996 with the mission to develop business with companies engaged in international trade. Global's objective is to leverage IBM's worldwide sales and services capabilities, current and emerging technologies and global network in cooperative business relationships that will capitalize on the opportunities existing in the electronic commerce marketplace. Global's operational presence in the field brings market acceptance, local infrastructure to leverage, and deep knowledge of retailers and emerging supply-chain solutions to the marketing alliance. The QCS Network is part of IBM's global supply chain solutions product and services portfolio and is marketed under IBM's e-business marketing initiatives for the retail industry.


COMPETITION

Defined broadly, the Company's competition includes each company, which provides pre-order and order sourcing flow in the retail industry. Much of this sourcing flow is currently conducted by the retailers or suppliers themselves through (i) facsimile or telephonic communications or (ii) EDI based internal computer systems. These internal systems may involve extensive hardware and software requirements that are prohibitively expensive for many retailers and suppliers. The Company believes that most retailers and suppliers will move to electronic based sourcing flow as the costs of such systems decrease over time. The QCS Network is intended to provide retailers and suppliers with the efficiencies offered by electronic based sourcing without incurring the costs of an EDI based system.

BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE

QCS's competitors within the market for business to business electronic commerce applications include such companies as General Electric Information Services (GEIS), Sterling Commerce and Harbinger Corporation. These large companies serve diverse markets, and are not focused on the upstream part of the retail merchandise flow (particularly the pre-order area). QRS Inc., an established firm that serves the retail industry, serves the same vertical market as the Company, but does not focus on the pre-order area of the upstream flow.

Of the many electronic commerce providers, large and small, some offer a proprietary network product and others apply an Internet based solution. The Company believes the trend is moving toward Internet functionality, as large e-commerce providers create products in this domain or web-enable existing and largely EDI-based offerings to serve more areas of the merchandise flow chain.

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

The new Extranet, or extended Internet, is a private business network of several cooperating organizations located outside the corporate firewall and utilizing existing Internet interactive infrastructure such as standard servers, email clients and Web browsers. This makes it far more economical than the creation and maintenance of a proprietary network. It enables trading partners, suppliers and customers with common interests to form a tight business relationship and a strong communication bond. It is the first non-proprietary technical tool that can support rapid evolution of electronic commerce. The QCS Network is an extranet system for which development experience and costs have already been borne.

EMPLOYEES

The Company currently has 21 full time employees, of which four are in sales and marketing, ten in engineering and development, two in field operations, and five in management and administrative support functions. These employees are located in the United States, Hong Kong and France. The Company's employees are not represented by a labor union, and the Company's management believes that its relations with its employees are satisfactory.



RISK FACTORS

AN INVESTMENT IN THE COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THE ACCURACY OF WHICH IS SUBJECT TO MANY RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISK FACTORS.

HISTORY OF LOSSES AND ACCUMULATED DEFICIT; LIMITED OPERATING HISTORY: From inception in 1993 through June 30, 1998, the Company has generated an accumulated deficit of $12,928,630. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. To address these risks, the Company must, among other things, continue to upgrade its technology, commercialize products incorporating such technology, continue to attract, retain and motivate qualified persons and respond to competitive developments. There can be no assurance that the Company will be successful in addressing such risks. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. Furthermore, the Company has a limited operating history focused primarily on integration activities with major retailers. Although the purpose of this integration work has been to establish a strong launch platform to connect large numbers of consumer goods vendors, there can be no certainty that retailers will indeed be successful in enforcing QCS as a retail industry trading standard in the near future, if ever. Further time may be required to introduce the new QCS work processes into the vendor organizations. This delay would result in continued losses.

DEPENDENCE ON IBM: The Company has a revenue sharing alliance with IBM for marketing, major account sales and customer support, together with network service carriage through IGN. IBM has substantial discretion and control over such marketing and support including financial resources devoted to marketing and the compensation of its sales and support personnel.
Therefore, IBM's decisions and performance with respect to these matters have a material impact on the Company's ability to market its products and services. IBM is under no contractual obligation to continue to market the Company's products and services. A decision by IBM to cease or reduce substantially its marketing efforts would have an immediate and material adverse effect on the Company's financial condition and results of operations. There can be no assurance that, in such an event, the Company would succeed in alternative sales methods.

DEPENDENCE ON KEY RETAILERS: A key element of the Company's marketing strategy is the Retail Partner Program whereby the Company works with selected large retailers to encourage their key vendors to connect with the QCS Network. These key "hub" retailers therefore play a vital role in the Company's rate of market penetration and, after the retailers and their vendors begin to use the QCS Network, will continue to drive the usage for trading and communication which will have a direct impact on the Company's recurring revenue. Although these retailers have been successful in the past in enforcing standards with their vendors (e.g. EDI, bar codes), there is no guarantee that these key retailers will succeed in connecting key suppliers.

LENGTHY SALES AND IMPLEMENTATION CYCLE: The adoption of the Company's products and services is often an enterprise-wide decision by prospective customers and can be expected to require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products and services. In addition, the implementation of the Company's products and services involves a significant commitment of resources by customers over an extended period of time. As a result, the Company's sales and customer implementation cycles are subject to significant delays over which the Company has little or no control. Such delays due to lengthy sales cycles or delays in customer deployment could have a material adverse effect on the Company's business, financial condition, and results of operations and can be expected to cause the Company's results of operations to vary significantly from quarter to quarter.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING: The Company requires substantial working capital to fund its business. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. The sale of additional equity or other securities will result in further dilution to the Company's stockholders.

POSSIBLE COMPETITIVE ENTRIES: Although the Company believes that few companies currently provide electronic cataloging and networking services to facilitate the global retailing industry's "sourcing" function, competitive entry is and will continue to be a major potential threat. Competitive entrants may be encouraged by the Company's success as well as by its setbacks. There are electronic document interchange or EDI providers serving the retail industry already, some of which have greater financial, human and technological resources than the Company. It is possible that they may choose to present products or services to the marketplace in the same areas that the Company is engaged. In addition, the Internet has experienced explosive growth and attracted many companies engaged in software development to enable electronic transactions on the Internet. Significant technological advances with regards to Internet commerce may invite direct competition in the Company's current marketplace. Such competitive entries may materially impair the Company's ability to penetrate the market and to achieve its financial goals.

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

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY AND KNOW-HOW: The Company creates client-driven applications using technologies available to all in the marketplace. However, some key software elements within the applications are custom designed and developed by the Company. Although the Company is positioned as an amalgamation of software applications, global networking and technology, there can be no assurance that some of the Company's customers will not invite other service or application providers to imitate or improve upon the Company's products and services.

ABSENCE OF PUBLIC MARKET LIQUIDITY AND POSSIBLE VOLATILITY OF STOCK PRICE: The public float of the Company's Common Stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day rarely exceeds a few thousand shares, while some days have no trading at all. Limited trading volume entails a high degree of volatility in the stock price. In the 52 week period from July 1, 1997 to June 30, 1998, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.4375 to $3.875. Until additional shares of Common Stock of the Company become freely tradable, this situation of limited liquidity and volatile stock price will most likely continue.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS: Future sales of shares of Common Stock by existing stockholders could also adversely affect the prevailing market price for the Company's Common Stock. The vast majority of the shares of Common Stock outstanding are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and in the future may be sold only pursuant to an effective registration statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another
exemption under the Securities Act.   The Company is obligated to provide
certain registration rights to the holders of an aggregate of 5,749,468 shares of Common Stock (assuming conversion of all issued and outstanding shares of Series A Convertible Preferred Stock). No prediction can be made as to the effect, if any, that sales of such securities or the availability of such securities for sale will have on the market prices prevailing from time to time. However, even the possibility that a substantial number of the Company's securities may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

DEPENDENCE ON KEY PERSONNEL AND HIRING OF ADDITIONAL PERSONNEL: The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing and finance personnel, certain of whom would be difficult to replace. In particular, the Company believes that its future success is highly dependent on the continued efforts of the Company's principal stockholder, Marcel van Heesewijk (the Company's President, Chief Executive Officer and Acting Chief Financial Officer). The Company is the beneficiary of a key man life insurance policy for Mr. van Heesewijk for the amount of $1,000,000. The Company does not intend to maintain key man life insurance covering additional key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, engineering, sales and marketing and finance personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF CAPACITY CONSTRAINTS AND SYSTEMS FAILURES AND RELATED LIABILITY: A key element of the Company's strategy is to generate a high volume of customer use of the QCS Network. Accordingly, the reliability of the QCS Network is critical to the Company's reputation and its ability to attract new customers and to achieve market acceptance of its products and services. The Company believes that its products and services are capable of sustaining higher volumes of customer usage and plans to continue to enhance the current capacities. However, an increase in the volume of traffic conducted through the QCS Network could strain the capacity of the software or hardware deployed by the Company, which could lead to system failures. In addition, as the number of customers using the QCS Network increases, there can be no assurance that the infrastructure of the QCS Network will be able to scale accordingly. The Company is dependent upon the telecommunications backbone provided by IGN for access to and usage of the QCS Network. Any disruption in the service provided by IGN or any failure of IGN to handle the anticipated higher volumes of traffic could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTINUING NEED FOR PRODUCT ENHANCEMENTS: The Company's current product line will continue to need enhancements and upgrading, driven by client needs as well as by rapid technological advances. Although the Company is in a position to pick and choose from the best and most reliable technologies that are available in the marketplace, the Company will need to stay current with the latest technologies and applications. There can be no assurance that the Company will be able to stay current with such technologies and applications, or that its efforts to do so will not have a material adverse effect on the Company's business, financial position or results of operations.

PRIVACY AND SECURITY CONCERNS OF ON-LINE COMMERCE: A significant barrier to online commerce and communication is the secure exchange of confidential information over public and private networks. The Company relies on the encryption and authentication technology of its backbone providers and otherwise incorporated in its application software to provide the security and authentication necessary to effect the secure exchange of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the systems used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

YEAR 2000 COMPLIANCE: The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. As such, computer programs that have date sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000. This could result in program failure or miscalculation causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, operate equipment or engage in similar normal business activities.

The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems and a few products that will be affected. The Company presently believes, with modification to existing software and converting to new software, that the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or customer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the Company's business, financial condition and results of operations. However, if such modifications and conversions are not made, or not completed in a timely manner, the "Year 2000" issue could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the costs of such conversions and updates are based on management's best estimates, which are derived utilizing numerous assumptions of future events including such things as, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. The Company has already begun initiating formal communications with its significant suppliers and large customers in the fiscal year ended June 30, 1998 ("Fiscal 1998") to determine the extent to which the Company is vulnerable to such third parties' failure to remediate their own "Year 2000" Issues. However, there can be no assurance that the Company will identify all "Year 2000" issues affecting its systems, its customers' systems, or third parties' systems in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

The Company maintains one office in the Mountain View, California occupying approximately 2,148 square feet of space. The Company's operating lease on this facility expires in September 2000. The Company closed its offices in Hong Kong and Nice, France in January 1998. At present, the Company does not foresee any need beyond these existing leased spaces in the near future.

ITEM 3.   LEGAL PROCEEDINGS

No legal proceedings were commenced by or against the Company during Fiscal
1998.

The Company is subject to other legal actions arising in the ordinary course of business. The Company believes that the results of any such actions will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1998.

The following matters will be submitted to a vote of security holders during the first quarter of the fiscal year ended June 30, 1999 ("Fiscal 1999"):

      1. To elect four (4) directors of the Company to hold office until the 1999 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified;

     2. To approve an amendment to the Company's Certificate of Incorporation to change the name of the Company to QCS.net Corporation;

     3. To approve an amendment to the Company's Certificate of Incorporation to eliminate the cumulative dividend to which the holders of the Company's Series A Convertible Preferred Stock previously have been entitled;

     4. To ratify and approve the adoption of the Company's 1997 Stock Option Plan and to approve the amendment of such Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 3,000,000 shares of Common Stock to 4,000,000 shares of Common Stock; and

     5. To ratify the selection of PricewaterhouseCoopers LLP as the independent accountants of the Company for Fiscal 1999.

                                      PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "QCSC". The following table indicates the high and low bid prices for the Company's Common Stock as quoted on the OTC Bulletin Board for the periods indicated. The prices shown are representative inter-dealer prices, do not include retail markups, markdowns, or commissions and may not necessarily reflect actual transactions.

                                        BID PRICES ($)
                                      -----------------
                                      HIGH          LOW
                                      ----          ---
1998
First Quarter ended 9/30/97           1.1875        0.50
Second Quarter ended 12/31/97         1.5625        0.4375
Third Quarter ended 3/31/98           1.625         0.50
Fourth Quarter ended 6/30/98          3.875         1.50

1997
First Quarter ended 9/30/96           5.00          2.50
Second Quarter ended 12/31/96         4.50          3.00
Third Quarter ended 3/31/97           4.125         1.50
Fourth Quarter ended 6/30/97          1.375         0.625


As of June 30, 1998, there were approximately 203 holders of record and 427 beneficial holders of the Company's Common Stock and nine holders of the Company's Series A Convertible Preferred Stock for which no market is maintained. The Company has never declared nor paid dividends on its Common Stock and does not anticipate paying dividends on its Common Stock for the foreseeable future. Quarterly dividends of $0.012875 per share began accruing on the Company's Series A Convertible Preferred Stock on November 22, 1994 and began compounding annually on January 1, 1996 (the "Series A Dividend").

Effective June 30, 1998, the Company completed an agreement with the current holders of shares of Series A Preferred Stock (the "Series A Investors") to restructure the Series A Dividend, whereby the Series A Investors agreed to eliminate the Series A Dividend. In place of the Series A Dividend, the Series A Investors were issued, on a pro rata basis, shares of Series A Preferred Stock. The number of shares issued to the Series A Investors was determined by dividing the accrued dividend as of June 30, 1998 by $1.2069, which was 66 2/3% of the average bid and ask prices of the

Company's Common Stock for the prior 20 trading days as reported on the OTC Bulletin Board reporting system. These shares of Series A Preferred Stock have
the same voting and other rights as the Series A Preferred Stock.   Pending the
approval of the holders of the Company's Common Stock (the "Common Stockholders"), this agreement will also eliminate the accrual of future preferred dividends.

On the date of conversion, the accrued Series A Dividend for the Series A Investors was $797,377. The Company issued 660,681 shares of Series A Preferred Stock in payment of the Series A Dividend accrued through June 30, 1998. After issuance of these shares the remaining Series A Dividend payable in arrears was $65,051, which amount represents those dividends accrued with respect to shares of Series A Preferred Stock which were converted to Common Stock prior to June 30, 1998.

RECENT SALES OF UNREGISTERED SECURITIES

In July 1996, the Company issued 344,000 shares of Common Stock at $3.00 per share in a private placement to accredited investors (as such term is defined in Regulation D promulgated under the Securities Act). The net proceeds of this sale totaled approximately $1,032,000. This private placement commenced in June 1996 and in the fiscal year ended June 30, 1996 the Company issued a total of 1,036,531 shares of Common Stock at $3.00 per share of which the net proceeds totaled approximately $2,842,000.


In June 1998, the Company was in the process of completing a private placement of its Common Stock. As of June 30, 1998 a total of 1,270,505 shares of Common Stock had been issued, raising net proceeds (after fees and other costs associated with the offering) of $1,078,239 at prices ranging from $0.75 to
$1.375 per share.   An additional 276,091 shares were issued at $1.375 during
August 1998 through this private placement, the proceeds of which totaled $379,625. The net proceeds raised in the private placement from February to August 1998 were $1,457,864 for 1,546,596 shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This section may contain forward looking statements regarding, among other matters, the Company's future strategy and prospects for growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters, which are subject to a number of risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The factors that might cause this difference include, but are not limited to, those discussed throughout this Report.

OVERVIEW

The Company is an electronic commerce service provider serving the worldwide retail industry. The Company provides its customers with computer software and network access to enable retailers and suppliers to conduct negotiations and to electronically facilitate the purchase and sale of merchandise on a global basis. Using Lotus Notes-TM-/ Domino-TM- and industry standard networking protocols to transmit data over leased "backbone" trunk lines and the Internet, the Company maintains the QCS Network, a secure yet open electronic network that enables retailers to conduct on-line communication and transactions with their vendors and suppliers. This communication and trading process is generally referred to in the retail industry as "sourcing." High volumes of product and transaction data must be exchanged between retailers and their suppliers in order for buy-sell transactions to be initiated, negotiated and closed. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a manufacturer or a distributor. The QCS Network and the Company's related software products and services are designed to make this sourcing function substantially more effective and efficient and to facilitate the workflow management of retail industry buyers and sellers.

The Company's revenues are derived from consulting fees, installation services and user training, network registration fees, and network usage fees for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees or pay-as-you-go transaction fees for electronic forms.

From inception in 1993 through June 30, 1998, the Company has generated an accumulated deficit of $12,928,630. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible; and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. The Company has only recently started to witness sustained and significant usage volume between and among trading partners on the QCS Network. Additional staff and technical support personnel may need to be added in a rapid growth scenario. If these resources are provided through a strategic partnership, synergistic coordination and cooperation are needed among the Company's sales and engineering teams and their counterparts at the strategic partner. Difficulties and ineffectiveness in managing continued growth in liaison with a new strategic partnership could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company creates its own infrastructure, substantial additional funding would be needed. There is no assurance that the needed funds could be raised or that the global staffing could be successfully implemented. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel, the inability to attract or rtain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES

Revenues were $892,192 in Fiscal 1998 versus $1,274,611 in the fiscal year ended June 30, 1997 ("Fiscal 1997"), which represents a 30% decrease. This decrease is attributed to a 46% reduction in the Company's network revenues, primarily from lower sales of its full Notes-TM- based supplier stations and the related installation and monthly subscription fees providing private network services. The loss of these revenues has not been compensated by revenues of the new Internet based supplier sales stations. Internet revenues for Fiscal 1998 were $60,620 versus $5,000 for Fiscal 1997. The Company entered into a service agreement with IBM Corporation to provide sales, marketing and end-user support services at cost to ensure the transition of the Company's marketing and sales activities to IBM. The revenue associated with this agreement in Fiscal 1998 was $210,000 versus none in 1997.

COST OF  REVENUES

Cost of network revenues were $414,815 in Fiscal 1998 versus $837,131 for
Fiscal 1997, which represents a 50% decrease.   This decrease was due
primarily to the decrease in sales of the full Lotus Notes-TM- based product and to cost of network revenues recorded as a percentage of notes revenues in accordance with the IBM revenue sharing agreement effective January 1998. Effective in January 1998, cost of network revenues were primarily calculated as a percentage of network revenues in accordance with the IBM revenue sharing arrangement. In Fiscal 1997, cost of revenues included cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for
the existing Lotus Notes-TM- based product.   Cost of consulting revenue in
Fiscal 1998 was $210,000, which represents the value of services provided to IBM at cost. As a result, the Company experienced a decline in gross profit from $437,480 in Fiscal 1997 to $267,377 in Fiscal 1998, a 39% decrease.

OPERATING EXPENSES

Selling, general and administrative expenses ("SG&A") consist primarily of personnel-related costs in the Company's sales, marketing and general management organizations and other administrative support costs such as external legal and financial services. SG&A expenses were $2,344,971 in Fiscal 1998 versus $2,912,498 in Fiscal 1997, a 19% decrease. This decrease was due to reduced payroll expenses resulting in part from the classification of $210,000 of labor costs associated with the IBM service contract to cost of consulting services, and a reduction in travel and consulting expenses. Research and development expenses increased to $407,479 in Fiscal 1998 from $364,539 in Fiscal 1997, a 12% increase, due to increased investment in internally developed enhancements and consulting services purchased for the development of back-end administrative features of the Company's Internet product.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, cash and cash equivalents were $473,170, versus $1,274,157 as of June 30, 1997, a decrease of $800,987, or 63%. This decrease in working capital resulted from $1,706,181 in cash used in operating activities, offset by $1,078,239 in additional funds received from the sale of Common Stock in the private placement during the second half of 1998. Cash used in operating activities was $1,706,181 in Fiscal 1998 versus $2,524,761 in Fiscal 1997. This reduction in cash used in operating activities was due primarily to reductions in expenses and a $104,429 increase in accounts payable in Fiscal 1998 offset by a $322,698 decrease in accounts payable in Fiscal 1997. Subsequent to June 30, 1998, the Company raised an additional $379,625 through the sale of 276,091 shares of Common Stock to complete its private placement, raising total net proceeds of $1,457,865 on the sale of 1,546,596 shares of Common Stock.

As of September 23, 1998, the Company's cash on hand was approximately $450,000. With the capital currently on hand, the Company has resources to fund its operations through approximately the end of calendar 1998. The Company believes that with the capital currently on hand and with a projected growth in revenue, there will be sufficient capital to fund operations throughout Fiscal 1999. There can be no assurance, however, that this revenue growth will occur. If the Company continues to sustain significant losses beyond the current business plan, the Company may be required to attempt to raise further debt or equity funds. If such fund raising efforts should prove unsuccessful, the Company might need to reduce operating spending significantly, which would materially and adversely effect the Company's business and raise substantial doubts about its ability to continue as a going concern.

Effective June 30, 1998, the Company completed an agreement with the Series A Investors, whereby the Series A Investors agreed to eliminate the Series A Dividend. In place of the Series A Dividend, the Series A Investors were issued, on a pro rata basis, shares of Series A Preferred Stock. The number of shares issued to the Series A Investors was determined by dividing the accrued dividend as of June 30, 1998 by $1.2069, which was 66 2/3% of the average bid and ask prices of the Company's Common Stock for the prior 20 trading days as reported on the OTC Bulletin Board reporting system. Pending the approval of the holders of the Company's Common Stock (the "Common Stockholders"), this agreement will also eliminate the accrual of future preferred dividends. This agreement eliminated $797,377 in current liabilities, which would have been payable in cash within six months after conversion of the shares of Series A Preferred Stock to shares of Common Stock at the election of either the Series A Investors or the Company.

The Company does not currently have a bank credit line. The Company does not intend to pay cash dividends with respect to Common Stock in the foreseeable future.

RECENT PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of financial statements. The impact of adopting SFAS No. 130, which is effective in Fiscal 1999 has not been determined.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker.

Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective in Fiscal 1999 and the impact has not been determined.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company is reviewing the impact of SOP No. 98-1, which will be effective in Fiscal 1999.

YEAR 2000 COMPLIANCE

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. As such, computer programs that have date sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000. This could result in program failure or miscalculation causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, operate equipment or engage in similar normal business activities.

The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems and a few products that will be affected. The Company presently believes, with modification to existing software and converting to new software, that the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or customer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the Company's business, financial condition and results of operations. However, if such modifications and conversions are not made, or not completed in a timely manner, the "Year 2000" issue could have a material adverse effect on the business, financial condition and results of operations of the Company. Furthermore, the costs of such conversions and updates are based on management's best estimates, which are derived utilizing numerous assumptions of future events including such things as, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. The Company has already begun initiating formal communications with its significant suppliers and large customers in Fiscal 1998 to determine the extent to which the Company is vulnerable to such third parties' failure to remediate their own "Year 2000" Issues. However, there can be no assurance that the Company will identify all "Year 2000" issues affecting its systems, its customers' systems, or third parties' systems in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations.



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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

The information required by this item is included under the captions entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption entitled "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

                                      PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



                                                                                                                    PAGE
                                                                                                                    ----
(a)  The following documents are filed as a part of this form:
    1. Financial Statements:
        Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-1
        Consolidated Balance Sheets - As of June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .     F-2
        Consolidated Statements of Operations - For the years ended June 30, 1998 and 1997 . . . . . . . . . . .     F-3
        Consolidated Statements of  Stockholders' Equity / (Deficit) - For the years ended June 30, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4
        Consolidated Statements of Cash Flows - For the years ended June 30, 1998 and 1997 . . . . . . . . . . .     F-5
        Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6

    2. Financial Statement Schedules - For years ended June 30, 1998 and 1997:
        Schedule II - Valuation and other Qualification Accounts . . . . . . . . . . . . . . . . . . . . . . . .     F-18

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


    3. Exhibits:
        3.1(1)   Amended Certificate of Incorporation of the Registrant. . . . . . . . . . . . . . . . . . . . .     *

        3.2(2)   By-laws of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     *

         4(3)    Instruments defining rights of holders of the Company's Series A Convertible Preferred Stock. .     *

        21.1     Subsidiaries of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

        23.1     Consent of PricewaterhouseCoopers, Independent Accountants. . . . . . . . . . . . . . . . . . .

        27       Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -



               *    Previously filed
               (1) Incorporated by reference to Exhibit 28(ii) filed in connection with the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 22, 1994
               (2) Incorporated by reference to Exhibit 28(viii) filed in connection with the Registrant's Form 8-K filed with the
                    Securities and Exchange Commission on November 22, 1994
               (3)  Incorporated by reference to Exhibits (i),(ii), (iii) & (iv)
                    filed in connection with the Registrant's Form 8-K filed
                    with the Securities and Exchange Commission on November 22, 1994

(b) Reports on Form 8-K

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date:  September 28, 1998
                                          QCS CORPORATION
                                          (Registrant)


                                          By:  /s/ Marcel van Heesewijk
                                             ----------------------------------
                                             Marcel van Heesewijk, President,
                                             Chief Executive Officer, Acting
                                             Principal Accounting and Financial
                                             Officer and Chairman of the Board
                                             of Directors


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AS INDICATED ON SEPTEMBER 28, 1998.


SIGNATURE                               TITLE
---------                               ------
   /s/ Marcel van Heesewijk             President, Chief  Executive Officer,
--------------------------------        Acting Principal Accounting and Financial Officer
Marcel van Heesewijk                    and Chairman of the Board of Directors


   /s/ Mattheus Wegbrans                Director
--------------------------------
     Mattheus Wegbrans



    /s/ Johan Vunderink                 Director
--------------------------------
     Johan Vunderink



    /s/ Louis Delmonico                 Director
--------------------------------
    Louis Delmonico


                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of QCS Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of stockholders' equity/(deficit) and of cash flows present fairly, in all material respects, the financial position of QCS Corporation and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




San Jose, California                                  PricewaterhouseCoopers LLP
August 21, 1998

                                  QCS CORPORATION
                            CONSOLIDATED BALANCE SHEETS


                                                    JUNE 30,     JUNE 30,
                         ASSETS                      1998          1997
                                                   --------      --------
Current assets:
  Cash and cash equivalents                        $  473,170  $  1,274,157
  Accounts receivable (net of
     allowance for doubtful accounts of
     $29,657 at June 30, 1998 and $55,036
     at June 30, 1997)                                203,921       152,789
  Other current assets                                  5,345        14,896
                                                   ----------  ------------
     Total current assets                             682,436     1,441,842

Property and equipment, net                           248,871       242,243
Security deposits                                      27,942        32,059
                                                   ----------  ------------
     Total assets                                  $  959,249  $  1,716,144
                                                   ----------  ------------
                                                   ----------  ------------
                       LIABILITIES
Current liabilities:
  Accounts payable                                 $  344,436    $  240,007
  Accrued liabilities                                 590,526       520,305
  Capital lease obligations, current portion            8,423         9,097
  Preference dividends payable                         65,051       605,462
                                                   ----------  ------------
     Total current liabilities                      1,008,436     1,374,871

Capital lease obligations, net of current
  portion                                               6,468        14,892
                                                   ----------  ------------
     Total liabilities                              1,014,904     1,389,763

Commitments (Note 7)

                 STOCKHOLDERS' EQUITY (DEFICIT)
Series A convertible preferred stock, par
  value $.001 per share:
  Authorized: 5,000,000 shares;
     issued and outstanding 4,680,102 and
     4,368,937 shares at June 30, 1998
     and June 30, 1997, respectively
     (aggregate liquidation preference:
     $4,820,505)                                        4,680         4,369

Common stock, par value $.001 per share:
  Authorized: 40,000,000 shares; issued
  and outstanding 18,831,552 and
  17,136,531 at June 30, 1998 and
  June 30, 1997, respectively                          18,832        17,137

Additional paid in capital                         12,898,284    10,653,231
Deferred stock option compensation                                 (107,250)
Subscriptions receivable from stockholders           (200,100)     (200,100)
Accumulated deficit                               (12,928,630)  (10,160,862)
Cumulative foreign currency translation
  adjustments                                         151,279       119,856
                                                   ----------  ------------
  Total stockholders' equity (deficit)                (55,655)      326,381
                                                   ----------  ------------
     Total liabilities and
     stockholders' equity (deficit)                $  959,249  $  1,716,144
                                                   ----------  ------------
                                                   ----------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                  QCS CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED JUNE 30,
                                                  -------------------------
                                                      1998           1997
                                                  -----------   -----------
Revenue:
  Network                                         $   682,192   $ 1,274,611
  Consulting                                          210,000
                                                  -----------   -----------
                                                      892,192     1,274,611

Cost of revenue:
  Network                                             414,815       837,131
  Consulting                                          210,000
                                                  -----------   -----------
                                                      624,815       837,131

                                                  -----------   -----------
Gross profit                                          267,377       437,480

Operating expenses:
  Selling, general and administrative               2,344,971     2,912,498
  Research and development                            407,479       364,539
                                                  -----------   -----------
Total operating expenses                            2,752,450     3,277,037

                                                  -----------   -----------
Operating loss                                     (2,485,073)   (2,839,557)

Other expense, net                                    (44,433)      (36,458)
Interest income                                        18,704        98,238
                                                  -----------   -----------
Net loss                                          $(2,510,802)  $(2,777,777)

Preferred dividend                                   (256,966)     (243,118)
                                                  -----------   -----------
Net loss attributed to common stockholders        $(2,767,768)  $(3,020,895)
                                                  -----------   -----------
                                                  -----------   -----------

                                                   ----------  ------------
Net loss per share (basic and diluted)            $     (0.16)  $     (0.18)
                                                  -----------   -----------
                                                  -----------   -----------

Weighted average number of shares used
 in per share calculation (basic and diluted)      17,539,820    17,074,660


The accompanying notes are an integral part of these consolidated financial statements.

                                  QCS CORPORATION
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)
                    FOR THE YEARS ENDED JUNE 30, 1998 AND  1997




                                                     PREFERRED STOCK                  COMMON STOCK             ADDITIONAL
                                                ----------------------------   ---------------------------       PAID-IN
                                                  SHARES           AMOUNTS        SHARES         AMOUNTS         CAPITAL
                                                -----------      -----------   -----------      ----------    -------------
BALANCES AT JULY 1, 1996                        4,368,937        $    4,369     16,692,531      $  16,693     $  9,688,531

Issuance of common stock in connection
  with a private placement                                                         344,000            344        1,031,475
Common stock subscriptions received
Write-off of common stock warrants                                                                                 (66,775)
Exercise of stock options                                                          100,000            100
Compensation related to stock options
Preferred dividend payable
Translation adjustment
Net loss for the year
                                                ---------------------------   ----------------------------    -------------
BALANCES AT JUNE 30, 1997                       4,368,937             4,369     17,136,531         17,137       10,653,231

Issuance of common stock in connection
  with a private placement                                                       1,270,505          1,270        1,076,969
Conversion of preferred stock to
  common stock                                   (349,516)             (350)       349,516            350
Exercise of warrants                                                                75,000             75              675
Conversion of dividend payable to
  preferred stock                                 660,681               661                                        796,716
Compensation related to stock options
  and warrants                                                                                                     370,693
Preferred dividend payable
Translation adjustment
Net loss for the year
                                                ---------------------------   ----------------------------    -------------
BALANCES AT JUNE 30, 1998                       4,680,102        $    4,680     18,831,552      $  18,832     $ 12,898,284
                                                ---------------------------   ----------------------------    -------------
                                                ---------------------------   ----------------------------    -------------




                                                                                                CUMULATIVE      TOTAL
                                                                SUBSCRIPTIONS                     FOREIGN       STOCK-
                                                  DEFERRED       RECEIVABLE                      CURRENCY       HOLDERS'
                                                STOCK OPTION        FROM        ACCUMULATED     TRANSLATION     EQUITY /
                                                COMPENSATION     STOCKHOLDERS     DEFICIT       ADJUSTMENTS    (DEFICIT)
                                               --------------   -------------  -------------   -------------  -------------
BALANCES AT JULY 1, 1996                       $ (301,638)      $  (462,584)  $ (7,139,967)    $    5,004      $ 1,810,408

Issuance of common stock in connection
  with a private placement                                                                                       1,031,819
Common stock subscriptions received                                 262,484                                        262,484
Write-off of common stock warrants                                                                                 (66,775)
Exercise of stock options                                                                                              100
Compensation related to stock options             194,388                                                          194,388
Preferred dividend payable                                                        (243,118)                       (243,118)
Translation adjustment                                                                            114,852          114,852
Net loss for the year                                                           (2,777,777)                     (2,777,777)
                                              ------------------------------------------------------------    -------------
BALANCES AT JUNE 30, 1997                        (107,250)         (200,100)   (10,160,862)       119,856          326,381

Issuance of common stock in connection
  with a private placement                                                                                       1,078,239
Conversion of preferred stock to
  common stock                                                                                                           0
Exercise of warrants                                                                                                   750
Conversion of dividend payable to
  preferred stock                                                                                                  797,377
Compensation related to stock options
  and warrants                                    107,250                                                          477,943
Preferred dividend payable                                                        (256,966)                       (256,966)
Translation adjustment                                                                             31,423           31,423
Net loss for the year                                                           (2,510,802)                     (2,510,802)
                                              ------------------------------------------------------------    -------------
BALANCES AT JUNE 30, 1998                                       $  (200,100)  $(12,928,630)    $  151,279      $   (55,655)
                                              ------------------------------------------------------------    -------------
                                              ------------------------------------------------------------    -------------




The accompanying notes are an integral part of these consolidated financial statements.

                                  QCS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     YEAR ENDED JUNE 30,
                                                  --------------------------
                                                    1998           1997
                                                  ------------  ------------
Cash flows from operating activities:
  Net loss                                        $(2,510,802)  $(2,777,777)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        63,536        79,914
  Unrealized exchange loss                             39,532       128,992
  Loss on disposal of fixed assets                     86,424        13,158
  Expense related to stock options and warrants       477,943       194,388
  Changes in operating assets and liabilities:
     Accounts receivable                              (51,132)       18,638
     Other current assets and security deposits        13,668        14,309
     Accounts payable                                 104,429      (322,698)
     Accrued and other liabilities                     70,221       126,315
                                                  -----------   -----------
       Net cash used in operating activities       (1,706,181)   (2,524,761)

Cash flows from investing activities:
  Purchases of fixed assets                          (180,406)     (100,433)
  Proceeds from disposal of fixed assets               23,818
                                                  -----------   -----------
       Net cash used in investing activities         (156,588)     (100,433)

Cash flows from financing activities:
     Proceeds from issuance of common stock         1,078,239     1,031,919
     Common stock subscriptions received                            262,484
     Proceeds from exercise of warrants                   750
     Payments on capital leases                        (9,098)       (4,038)
                                                  -----------   -----------
       Net cash provided by financing activities    1,069,891     1,290,365

Effect of exchange rate changes on cash                (8,109)        1,868
                                                  -----------   -----------
       Net decrease in cash and cash equivalents     (800,987)   (1,332,961)

Cash and cash equivalents, beginning of
  the period                                        1,274,157     2,607,118

                                                  -----------   -----------
Cash and cash equivalents, end of the period      $   473,170   $ 1,274,157
                                                  -----------   -----------
                                                  -----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest        $     4,153   $     2,331
  Cash paid during the period for taxes                   800           800
  Conversion of preference dividend
     payable to Series A convertible
     preferred stock                                  797,377
  Capital lease additions                                            21,593
  Write-off of subscription receivable                               66,775

The accompanying notes are an integral part of these consolidated financial statements.

                                  QCS CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  NATURE OF BUSINESS

QCS Corporation ("the Company") was incorporated in 1994 as a Delaware corporation. The Company owns all of the outstanding shares of its operating subsidiaries, QCS Development Company S.A. and QCS Global Retail Information Network Asia Pacific Ltd. The Company maintains its offices in Mountain View, California. The Company has commenced the liquidation of QCS Global Retail Information Network Asia Pacific Ltd., and has ceased operations of QCS Development Company S.A.

The Company provides its users with computer software and network access to enable retailers and suppliers to conduct negotiations and to electronically facilitate purchase and sale of merchandise on a global basis. Using Lotus Notes/ Domino and industry standard networking protocols to transmit data over leased "backbone" trunk lines and the Internet, the Company maintains a secure yet open electronic network that enables retailers to conduct on-line communication and transactions with their vendors and suppliers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since its inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management plans for increases in revenue to provide for adequate capital for operations in Fiscal 1999. In the event the anticipated growth in revenue does not occur, management will attempt to raise further equity funding. If these fund raising efforts are not successful, the Company would have to reduce operating spending significantly, which would materially and adversely effect the Company's business, and raise substantial doubts about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from one to five years, or over the term of the lease, if shorter.

The cost of property retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts, and the resulting gains or losses are included in the results of operations.

REVENUE RECOGNITION:

Revenues from network installations are recognized at the time the installation is complete and accepted by the customer and all other significant obligations are fulfilled. Revenues from Internet fees, network usage and monthly service charges are recognized as the services are provided. Revenues from sales of consulting and other services are recognized at the time the service is performed and accepted by the customer.

RESEARCH AND DEVELOPMENT:

All research and development expenditures are expensed as incurred, including costs relating to patents or rights which may result from such expenditures. Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under this Standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. In Fiscal 1998, the Company capitalized $141,132 of costs associated with the development of software features to its Internet product. These capitalized costs are being amortized on the straight-line basis over the estimated life of the products or the ratio of current revenue to the total of current and anticipated future revenue, whichever amortization expense is greater.


EMPLOYEE STOCK PLANS:

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company's financial statements since Fiscal 1997. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures required by SFAS No. 123 (see Note 5).

INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

CONCENTRATION OF CREDIT RISK:

The Company performs ongoing credit evaluations within the context of the industry in which it operates, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. There were two customers representing 43% and 29% of accounts receivable in Fiscal 1998 and one customer representing 17% of accounts receivable in Fiscal 1997.

The Company places its cash with two financial institutions.

NET LOSS PER SHARE:

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share" ("EPS") effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing the income available to common stockholders by weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants for all periods. In accordance with SFAS No. 128, all prior period earnings per share amounts have been restated to reflect this method of calculation.

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

RECENT PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of financial statements. The impact of adopting SFAS No. 130, which is effective in Fiscal 1999 has not been determined.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective in Fiscal 1999 and the impact has not been determined.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company is reviewing the impact of SOP No. 98-1, which will be effective in Fiscal 2000.

3.   BALANCE SHEET DETAIL

PROPERTY AND EQUIPMENT:

                                                            JUNE 30,
                                                   ------------------------
                                                      1998           1997
                                                   ----------    ----------
Furniture and equipment                            $  151,609    $  271,000
Computer software                                     159,727        65,766
Leasehold improvements                                 10,559        13,855
                                                   ----------    ----------
                                                      321,895       350,621
Less accumulated depreciation and amortization        (73,024)     (108,378)
                                                   ----------    ----------
                                                   $  248,871    $  242,243
                                                   ----------    ----------
                                                   ----------    ----------

Depreciation and amortization expense for Fiscal 1998 and 1997 was $63,536 and $79,914, respectively.


Assets under acquired capital leases arrangements included in property and equipment above are as follows:

                                                            JUNE 30,
                                                   ------------------------
                                                      1998           1997
                                                   ----------    ----------
Furniture and equipment                            $   29,820    $   29,820
Less accumulated amortization                         (15,853)       (5,912)
                                                   ----------    ----------
                                                   $   13,967    $   23,908
                                                   ----------    ----------
                                                   ----------    ----------

ACCRUED LIABILITIES:

Accrued liabilities at June 30, 1998 and 1997 consisted of the following:

                                                      1998           1997
                                                   ----------    ----------
Payroll and related taxes                          $  130,167    $  145,199
Accrued legal and audit expenses                      114,502        86,177
Other accrued expenses                                345,857       288,929
                                                   ----------    ----------
                                                   $  590,526    $  520,305
                                                   ----------    ----------
                                                   ----------    ----------

4.  STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT:

In July 1996, the Company issued 344,000 shares of Common Stock at $3.00 per share in a private placement to accredited investors (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended). The net proceeds of this sale totaled approximately $1,032,000. This private placement commenced in June 1996 and in Fiscal 1996 the Company issued a total of 1,036,531 shares of Common Stock at $3.00 per share of which the net proceeds totaled approximately $2,842,000.

In June 1998, the Company was in the process of completing a private placement of its common stock. As of June 30, 1998, a total of 1,270,505 shares of common stock had been issued, raising net proceeds (after fees and other costs associated with the offering) of $1,078,239 at prices ranging from $0.75 to $1.375 per share.

PREFERRED STOCK:

The Company issued 4,368,937 shares of Series A convertible preferred stock, "Series A preferred stock" on November 11, 1994 for a consideration of $4,580,812. The holders of Series A preferred stock were entitled to receive, out of funds legally available therefore, dividends at 5% per annum on the original issue price of $1.03 per share. Such dividends are cumulative from November 22, 1994 and began compounding annually on January 1, 1996. Dividends accrue whether or not earned or declared. Such dividends were payable upon the first to occur of the liquidation of the Company or, with respect to any shares of Series A preferred stock that are converted into common stock, such dividends shall be payable six months following such conversion.

Effective June 30, 1998, the Company completed an agreement with the current Series A preferred stockholders to restructure the Series A dividend. The Company and Series A preferred stockholders agreed to eliminate the dividend on the Series A preferred stock. In place of the dividend, the Series A preferred stockholder were issued, on a pro rata basis, shares of preferred stock. The number of shares the Series A preferred stockholders were issued was determined by dividing the accrued dividend as of June 30, 1998 by $1.2069, which was 66 2/3% of the average bid and ask prices of the Company's common stock for the prior 20 trading days as reported on the Over-The-Counter Bulletin Board reporting system. These shares have the same voting and other rights as the Series A preferred stock. Pending the approval of the Company's Common Stockholders, this agreement will also eliminate the accrual of future preferred dividends.

At the date of conversion, the accrued dividend for the Series A preferred stockholders on that date was $797,377. The Company issued 660,681 shares of preferred stock in payment of the Series A preferred dividend accrued through June 30, 1998. After issuance of these shares, the remaining dividend payable in arrears was $65,051. This represents dividends accrued on shares of Series A preferred stock which were converted to common stock prior to June 30, 1998.

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

Each holder of Series A preferred stock has the right to convert the Series A preferred stock at any time into common shares of the Company. Unless earlier converted, the Series A preferred stock will automatically convert into common stock upon the earlier of (i) the effective date of a registration pertaining to, and subject to the consummation of an underwritten public offering of the Company's common stock at a price of at least $5.00 per share and, (ii) the first business day following the occurrence of the last of the three following events (a) the completion of a 36 month period commencing on the closing date,
(b) the completion of six consecutive quarters of sustained profitability of the Company and; (c) the completion of a 30 consecutive day period during which the low bid for the Company's common stock shall have been in excess of $5.00. During Fiscal 1998, 349,516 shares of preferred stock were converted to common stock.

WARRANTS:

At June 30, 1997, there were warrants outstanding to purchase an aggregate of 436,894 shares of common stock at $0.01 per share, which are exercisable at any time until November 1999 or the automatic conversion of preferred stock to common stock, whichever is earlier.

During March 1998, the Company issued warrants for 810,000 shares of common stock, at a price of $1.00 per share. The 810,000 warrants are exercisable at any time between March 6, 1999 and March 6, 2002.

During March 1998, the Company issued warrants for 21,000 shares of common stock, at a price of $0.75 per share. The 21,000 warrants are exercisable at any time between March 31, 1998 and February 23, 2001.

Additional warrants for 3,567 shares of common stock were issued during Fiscal 1998 at prices ranging from $1.75 to $1.94 which are exercisable in perpetuity.

All warrants were valued using the Noreen-Woolfson model and an amount of $370,693 was recognized as expense during Fiscal 1998. The grant date weighted average fair market value of these warrants was $0.46.

5.  STOCK OPTION PLANS

In April 1997 the Board of Directors adopted the 1997 Stock Option Plan ("the Plan") for employees, directors and others. Under this Plan, the Board of Directors has authorized 3,000,000 shares of common stock for eligible employees and consultants. Options may be granted at an exercise price of not less than 85% of the estimated fair value of the common stock, at the date of grant, as determined by the Board of Directors. Options are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under the Plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unvested options are canceled 90 days after termination of employment and become available under the Plan.

Activity under the Plan and under individual agreements is as follows:



                                                                          OPTIONS OUTSTANDING
                                                                -------------------------------------------
                                                      SHARES                     PRICE          AGGREGATE
                                                    AVAILABLE       SHARES     PER SHARE     EXERCISE PRICE
                                                    ----------  ------------  ------------  ----------------
Balance at July 1, 1996                               520,000       810,000    $0.15-$1.00     555,000
  Shares authorized                                 3,000,000
  Options granted                                  (2,068,077)    2,068,077   $0.001-$3.13   4,103,965
  Options exercised                                                (100,000)      $0.001          (100)
  Options canceled                                    130,000      (130,000)       $1.00      (130,000)
                                                  -----------    ----------  ------------- -----------
Balance at June 30, 1997                            1,581,923     2,648,077    $0.15-$3.13  $4,528,865
  Options granted                                    (366,000)      366,000        $0.70       256,200
  Options canceled                                     28,000       (28,000)   $0.75-$3.00     (77,250)
                                                  -----------    ----------  ------------- -----------
Balance at June 30, 1998                            1,243,923     2,986,077    $0.15-$3.13  $4,707,815
                                                  -----------    ----------  ------------- -----------
                                                  -----------    ----------  ------------- -----------

The following table summarizes information with respect to stock options outstanding at June 30, 1998:


                                                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                  ------------------------------------------ ----------------------
                                                                      WEIGHTED
                                                                      AVERAGE       WEIGHTED                WEIGHTED
   RANGE OF                                           NUMBER         REMAINING      AVERAGE   NUMBER        AVERAGE
   EXERCISE                                       OUTSTANDING AT    CONTRACTUAL    EXERCISE     AT          EXERCISE
    PRICE                                          JUNE 30, 1998    LIFE (YEARS)    PRICE   JUNE 30, 1998    PRICE
  -------                                         --------------   -------------    -------  ------------    -----
     $0.15                                            300,000          5.51          $0.15     300,000        $0.15
  $0.50 - $1.00                                     1,100,000          7.47          $0.83     606,084        $0.91
  $1.88 - $2.27                                     1,382,077          0.84          $2.27   1,378,744        $2.27
  $3.00 - $3.13                                       204,000          8.48          $3.01      68,000        $3.01
                                                   ----------------------------------------------------------------
                                                    2,986,077          4.27          $1.58   2,352,828        $1.67
                                                   ----------------------------------------------------------------
                                                   ----------------------------------------------------------------


At June 30, 1997, options to purchase 1,851,743 shares of common stock were exercisable.

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

For certain options granted, the Company recognized $107,250 in 1998 and $194,388 in 1997 as compensation for the excess of the fair value of the stock at the date of grant of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The compensation expense is charged to operations as the options vest.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Had compensation cost for the Plan been determined based on the fair market value at the grant date for the options granted in Fiscal 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net loss for Fiscal 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                                     1998         1997
                                                 ------------  ------------
Net loss as attributed to common
  stockholders - as reported                     $  2,767,768  $  3,020,895
                                                 ------------  ------------
                                                 ------------  ------------

Net loss as attributed to common
  stockholders - pro forma                       $  2,868,733  $  3,065,545
                                                 ------------  ------------
                                                 ------------  ------------

Loss per share - as reported                     $      (0.16) $      (0.18)
                                                 ------------  ------------
                                                 ------------  ------------

Loss per share - pro forma                       $      (0.16) $      (0.18)
                                                 ------------  ------------
                                                 ------------  ------------

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The aggregate fair values of each option granted in Fiscal years 1998 and 1997 were $0.56 and $0.58, respectively. The fair value of each option grant for the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Caption>

                                                       1998          1997
                                                       -----         ----
Risk-free interest rate                                6.06%         6.25%
Expected life                                         5 years       5 years
Expected volatility                                      84%           10%
Expected dividend yield                                 0.0%          0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a single measure of the fair value of its employee stock options.

6.  INCOME TAXES

The tax provision for the years ended June 30, 1998 and 1997 is as follows:

                                                     1998          1997
                                                     ----          ----
    Current                                              -             -
    Deferred                                     $ (1,093,330)   $ (913,884)
    Less:  valuation allowance                      1,093,330       913,884
                                                 ------------    ----------
    Total provision                                      -             -
                                                 ------------    ----------
                                                 ------------    ----------

The Company has paid no income tax to date other than the $800 California minimum franchise tax. Deferred tax assets arise from both carried forward losses and differences between the expenses for tax purposes and that for financial accounting purposes. The components of deferred tax assets as of June 30, 1998 and 1997 consist of the following:

                                                       1998          1997
                                                       ----          ----
Miscellaneous accruals                             $  138,559    $  131,254
Provision for doubtful accounts receivable              2,018         4,000
Set up costs and research and development
    expenditures                                      106,589        52,881
Compensation related to stock options
    granted                                           190,508       147,606
Net operating loss carryforwards                    3,532,888     2,541,491
                                                  -----------   -----------
Total deferred tax asset                            3,970,562     2,877,232

Valuation allowance                                (3,970,562)   (2,877,232)
                                                  -----------   -----------
    Net deferred tax asset                                -             -
                                                  -----------   -----------
                                                  -----------   -----------

A valuation allowance is provided due to the uncertainty surrounding the realization of the deferred tax assets in view of the Company's not having achieved profitable operations.

Net operating losses of the French subsidiary are available for offset against future taxable income in the French operating subsidiary and will expire five years after the year-end in which they arose, as follows:



                                    FUTURE
                                      TAX
                                  BENEFITS ON
YEAR IN WHICH       FRENCH TAX     OPERATING         YEAR OF
  LOSS AROSE          LOSSES         LOSSES        EXPIRATION
-------------       ----------    -----------      ----------
  1994              $  509,138    $   186,650          1999
  1995               2,020,161        740,598          2000
  1996               1,140,162        417,983          2001
  1997                 416,040        152,520          2002
  1998                 183,018         67,094          2003
                                  -----------
                                  $ 1,564,845 (1)
                                  -----------
                                  -----------


Net operating losses of the Hong Kong subsidiary are available for offset against future taxable income in the Hong Kong operating subsidiary and will expire fifteen years after the year-end in which they arose, as follows:

                                    FUTURE
                                      TAX
                                  BENEFITS ON
YEAR IN WHICH        HONG KONG     OPERATING        YEAR OF
  LOSS AROSE        TAX LOSSES      LOSSES         EXPIRATION
 -----------        ----------      ------         ----------
  1996              $  414,485    $    68,930          2011
  1997                 554,154         94,206          2012
  1998                 116,795         19,855          2013
                                  -----------
                                  $   182,991 (1)
                                  -----------
                                  -----------

(1) The deferred tax asset is before the application of the valuation allowance.

Net operating losses of the U.S. subsidiary are available for offset against future taxable income in the U.S. operating subsidiary and will expire fifteen years after the year-end in which they arose, as follows:

                                    FUTURE
                                     TAX
                                  BENEFITS ON
YEAR IN WHICH        U.S. TAX      OPERATING        YEAR OF
 LOSS AROSE           LOSSES        LOSSES         EXPIRATION
 ----------           ------        ------         ----------
     1987           $      201   $         70            2002
     1988               35,896         12,564            2003
     1989               61,333         21,467            2004
     1990               60,480         21,168            2005
     1993               53,731         18,806            2008
     1994              141,598         49,559            2009
     1995               77,446         27,106            2010
     1996              997,417        349,096            2011
     1997            1,520,725        517,045            2012
     1998            2,111,388        717,872            2013
                                  -----------
                                  $ 1,734,753 (1)
                                  -----------
                                  -----------

(1) The deferred tax asset is before the application of the valuation allowance.

Due to changes in the Company's ownership during Fiscal 1997 and prior years, the amount of loss and credit carryforwards available to offset future U.S. federal taxable income or tax may be subject to annual limitations by IRS Code
Section 382. The amount of such limitation, if any, has not been determined.

The difference between the statutory U.S. federal income tax rate (34%) on income (loss) before income taxes and the company's effective tax rate is summarized as follows:



                                                1998           %         1997           %
                                                ----          ---        ----          ---
Net loss                                  $  (2,510,802)           $  (2,777,777)

Federal tax at statutory rate                  (853,673)    34.0%       (972,222)    35.0%

Foreign taxes - rate differential                21,840     (0.9%)        58,838     (2.1%)

R&D credit                                      (40,245)     1.6%

State tax benefit                              (221,252)     8.8%

Increase in valuation
   allowance                                  1,093,330    (43.5%)       913,384    (32.9%)
                                          -------------     -----  -------------     -----
Total provision                                    -          -             -          -
                                          -------------     -----  -------------     -----
                                          -------------     -----  -------------     -----

7.  COMMITMENTS

CAPITAL LEASE OBLIGATIONS:

The Company leases certain office equipment under lease arrangements expiring from October 1998 to March 2000 with interest rates from 7% to 17%. Under these leasing arrangements, the Company pays all costs related to the equipment.

Future minimum lease payments under these capital leases is as follows:

For Year Ending June 30,
   1999                                       $  10,250
   2000                                           6,938
                                              ---------
Total minimum lease payments                     17,188
Less amounts representing interest               (2,297)
                                              ---------
Present value of net minimum lease payments      14,891
Less current obligation                          (8,423)
                                              ---------
Long-term obligation under capital lease      $   6,468
                                              ---------
                                              ---------


OPERATING LEASE OBLIGATIONS:

The Company leases its offices, housing for certain employees, and certain motor vehicles under operating lease agreements expiring in future years. These agreements require the Company to pay taxes, insurance, and maintenance expenses. Rental expense was approximately $174,000 and $257,000 in Fiscal 1998 and 1997, respectively.

The annual minimum rental commitments under all non-cancelable operating lease arrangements are as follows:

Fiscal year ending June 30,
     1999                     $   95,187
     2000                         73,328
     2001                         18,424
                              ----------
                              $  186,939
                              ----------
                              ----------

8.    EARNINGS PER SHARE

Reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:


                                                               1998           1997
                                                               ----           ----
Basic and diluted;
  Weighted average shares outstanding                       17,539,820     17,074,660
                                                          ------------   ------------
  Shares used in calculating per share amounts              17,539,820     17,074,660
                                                          ------------   ------------
  Net loss attributed to common stockholders                $2,767,768     $3,020,895
                                                          ------------   ------------
  Net loss per share attributed to common stockholders           $0.16          $0.18
                                                          ------------   ------------

Options to purchase 2,986,077 shares of common stock at June 30, 1998 and 2,648,077 at June 30, 1997, have been excluded from the computation of diluted net loss per share as to include such options would be anti-dilutive.

9.    BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS AND MAJOR CUSTOMERS

The Company operates in a single industry segment and sells its products and services primarily to the retail industry. The Company markets its products and services in the U.S. and foreign countries (mainly Europe and Asia) through its sales organizations and distributors.

The geographical distribution of the revenues, operating loss and total identifiable assets is as follows:


                                                    REVENUES
                                      --------------------------------
                                           1998               1997
                                      ------------       ------------
       North and South America        $    145,695       $    137,236
       Europe                              428,257            517,324
       Asia                                318,240            620,051
                                      ------------       ------------
                                      $    892,192       $  1,274,611
                                      ------------       ------------
                                      ------------       ------------


                                               OPERATING LOSS
                                      --------------------------------
                                           1998               1997
                                      ------------       ------------
       North and South America        $  2,028,824       $  2,119,350
       Europe                              277,198            112,629
       Asia                                179,051            607,578
                                      ------------       ------------
                                      $  2,485,073       $  2,839,557
                                      ------------       ------------
                                      ------------       ------------



                                         TOTAL IDENTIFIABLE ASSETS
                                      --------------------------------
                                           1998               1997
                                      ------------       ------------
       North and South America        $    440,165       $    137,654
       Europe                               28,430            114,545
       Asia                                 17,484            189,788
                                      ------------       ------------
                                      $    486,079       $    441,987
                                      ------------       ------------
                                      ------------       ------------

There were two customers representing 48% and 24% of revenues in Fiscal 1998 and one customer representing 21% of revenues in Fiscal 1997.

10.  CONTINGENCIES

The Company is subject to a number of claims arising out of the conduct of business. The Company believes that the results of the claims will not have a materially adverse effect on the Company's financial condition.

11.  SUBSEQUENT EVENT

During August 1998, an additional 276,091 shares of common stock were issued at $1.375, the net proceeds totaled $379,625. This concluded the Company's private placement. The total net proceeds raised in the private placement from February to August 1998 were $1,457,864 for 1,546,596 shares.

                            FINANCIAL STATEMENT SCHEDULE
                      REQUIRED RULE BY 5-04 OF REGULATION S-X


                                  QCS CORPORATION
                                    SCHEDULE II
                        VALUATION AND QUALIFICATION ACCOUNTS




                                                       ADDITIONS
                                             -----------------------------
                               BALANCE AT     CHARGED TO        CHARGED TO                    BALANCE AT
                                BEGINNING      COSTS AND          OTHER                         END OF
         DESCRIPTION            OF PERIOD      EXPENSES          ACCOUNTS      DEDUCTIONS       PERIOD
         -----------            ---------      --------          --------      ----------       ------
YEAR ENDED JUNE 30, 1998
Provision for doubtful
  accounts receivable          $    55,036   $     31,883                    $    (57,262)   $     29,657

Deferred tax valuation
  allowance                      2,877,232                       1,162,360                      3,970,562


YEAR ENDED JUNE 30, 1997
Provision for doubtful
  accounts receivable              119,960         13,159              -          (78,083)         55,036

Deferred tax valuation
  allowance                    $ 1,963,848           -         $   913,384           -       $  2,877,232