Form 10QSB
period 1998-09-30
QCS CORP
filed 1998-11-16
CIK 825517

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

                      Commission File Number: 33-18600-D


                               QCS.NET CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                             98-0132465
         (State or other jurisdiction                       (IRS Employer
         of incorporation or organization)                 Identification No.)


              650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA 94041
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (650) 966-1214
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 QCS CORPORATION
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                            if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X
                                --- YES    --- NO

Shares of Common Stock outstanding as of November 11, 1998: 19,279,294 shares

                                                              X
Transitional Small Business Disclosure Format     --- YES    --- NO



                                    QCS.NET CORPORATION


                               CONTENTS                                                 PAGE

PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements

               Consolidated Balance Sheets as of
               September 30, 1998 (unaudited) and June 30, 1998                           3

               Consolidated Statements of Operations
               for the three months ended September 30, 1998 and 1997 (unaudited)         4

               Consolidated Statements of Cash Flows
               for the three months ended September 30, 1998 and 1997 (unaudited)         5

               Notes to Consolidated Financial Statements (unaudited)                     6

ITEM 2     Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                  7

PART II    OTHER INFORMATION

ITEM 2     Changes in Securities and Use of Proceeds                                     10

ITEM 5     Other Information                                                             10

ITEM 6     Exhibits and Reports on Form 8-K                                              10

           SIGNATURES                                                                    10


PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                               QCS.NET CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,            JUNE 30,
                                    ASSETS                                    1998                   1998
                                                                         ----------------       ----------------
                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents                                              $     385,022          $     473,170
    Accounts receivable (net of allowance for doubtful accounts of
    $18,931 at September 30, 1998 and $29,657 at June 30, 1998)                  225,073                203,921
    Other current assets                                                          10,365                  5,345
                                                                         ----------------       ----------------
        Total current assets                                                     620,460                682,436

Property and equipment, net                                                      229,106                248,871
Security deposits                                                                 14,608                 27,942
                                                                         ----------------       ----------------
        Total assets                                                       $     864,174          $     959,249
                                                                         ----------------       ----------------
                                                                         ----------------       ----------------

                                  LIABILITIES
Current liabilities:
    Accounts payable                                                       $     349,784          $     344,436
    Accrued liabilities                                                          574,994                590,526
    Capital lease obligations, current portion                                     8,009                  8,423
    Preference dividends payable                                                   9,247                 65,051
                                                                         ----------------       ----------------
        Total current liabilities                                                942,034              1,008,436

Capital lease obligations, net of current portion                                  4,403                  6,468
                                                                         ----------------       ----------------
        Total liabilities                                                        946,437              1,014,904

                             STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, par value $.001 per share:
    Authorized: 5,000,000 shares; issued and outstanding 4,641,267 and 4,680,102 shares at September 30, 1998 and June 30, 1998,
    respectively (aggregate liquidation preference: $4,770,505)                    4,641                  4,680

Common stock, par value $.001 per share:
    Authorized: 40,000,000 shares; issued and outstanding 19,230,750 and
    18,831,552 at September 30, 1998 and June 30, 1998, respectively              19,231                 18,832

Additional paid in capital                                                    13,373,233             12,898,284
Subscriptions receivable from stockholders                                      (200,100)              (200,100)
Common stock note receivable                                                     (40,000)
Accumulated deficit                                                          (13,300,217)           (12,928,630)
Cumulative foreign currency translation adjustments                               60,949                151,279
                                                                         ----------------       ----------------
    Total stockholders' deficit                                                  (82,263)               (55,655)
                                                                         ----------------       ----------------
        Total liabilities and stockholders' deficit                        $     864,174          $     959,249
                                                                         ----------------       ----------------
                                                                         ----------------       ----------------

                 The accompanying notes are an integral part of these
                        consolidated financial statements.

                                           QCS.NET CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------------------
                                                               1998                      1997
                                                        ----------------------------------------------
Revenue:
     Network                                               $        149,146         $          209,971
     Consulting                                                      98,144
                                                        --------------------      --------------------
                                                                    247,290                   209,971

Cost of revenue:
     Network                                                         61,172                   149,000
     Consulting                                                      98,144
                                                        --------------------      --------------------
                                                                    159,316                   149,000

Gross profit                                                         87,974                    60,971

Operating expenses:
     Selling, general and administrative                            400,728                   490,915
     Research and development                                       144,619                    77,983
                                                        --------------------      --------------------
Total operating expenses                                            545,347                   568,898

Operating loss                                                     (457,373)                 (507,927)

Other income (expense), net                                          82,678                    (3,317)
Interest income                                                       3,108                    11,458
                                                        --------------------      --------------------
Net loss                                                           (371,587)                 (499,786)

Preferred dividend                                                                            (62,262)
                                                        --------------------      --------------------
Net loss attributed to common stockholders                 $       (371,587)         $       (562,048)
                                                        --------------------      --------------------
                                                        --------------------      --------------------

Net loss per share (basic and diluted)                     $          (0.02)         $          (0.03)
                                                        --------------------      --------------------
                                                        --------------------      --------------------

Weighted average number of shares used
 in per share calculation (basic and diluted)                    19,011,358                17,136,531

       The accompanying notes are an integral part of these consolidated financial statements.

                               QCS.NET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         THREE MONTHS ENDED
                                                                              -----------------------------------------
                                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                                    1998                    1997
                                                                              ------------------      -----------------
Cash flows from operating activities:
    Net loss                                                                    $     (371,587)        $     (499,786)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization expense                                                26,763                 16,654
    Unrealized exchange loss                                                            (82,754)                   117
    Write-off of fixed assets                                                                                   13,736
    Changes in operating assets and liabilities:
        Changes in accounts receivable                                                  (21,152)                22,980
        Changes in other current assets and security deposits                             8,314                (13,939)
        Changes in accounts payable                                                       5,348                  3,029
        Changes in accrued and other liabilities                                        (15,532)                (1,958)
                                                                              ------------------      -----------------
             Net cash used in operating activities                                     (450,600)              (459,167)

Cash flows from investing activities:
    Purchases of fixed assets                                                            (6,998)                (1,505)
                                                                              ------------------      -----------------
             Net cash used in investing activities                                       (6,998)                (1,505)

Cash flows from financing activities:
        Proceeds from issuance of common stock                                          379,505
        Payments on capital leases                                                       (2,479)                (2,157)
                                                                              ------------------      -----------------
             Net cash provided by (used in) financing activities                        377,026                 (2,157)

Effect of exchange rate changes on cash                                                  (7,576)                  5,233
                                                                              ------------------      -----------------
             Net decrease in cash and cash equivalents                                  (88,148)              (457,596)

Cash and cash equivalents, beginning of the period                                      473,170              1,274,157
                                                                              ------------------      -----------------
Cash and cash equivalents, end of the period                                    $       385,022        $       816,561
                                                                              ------------------      -----------------
                                                                              ------------------      -----------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           576        $           945
    Conversion of preference dividend payable to common stock                            55,804
    Issuance of note receivable for exercise of employee stock option                    40,000

                      The accompanying notes are an integral part of these
                                    financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements of QCS.net Corporation ("QCS" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999. The year-end balance sheet data at June 30, 1998 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 28, 1998.

COMPUTATION OF NET LOSS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earning per share. Basic earnings per share is computed by dividing the income available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. For the Company, dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon the exercise of stock options and warrants for all periods. In accordance with SFAS 128, all prior period earnings per share amounts have been restated to reflect this method of calculation.

Basic and diluted earnings per share are calculated as follows during the three months ended September 30, 1998 and 1997:

                                                                         THREE MONTHS ENDED
                                                           ------------------------------------------------
BASIC:                                                        SEPT 30, 1998              SEPT 30, 1997
                                                           --------------------       ---------------------
Weighted average shares outstanding for the period                  19,011,358                  17,136,531
                                                           --------------------       ---------------------
Shares used in per share calculation                                19,011,358                  17,136,531

Net loss available to common shareholders                        $    (371,587)            $      (562,048)
                                                           --------------------       ---------------------
Net loss per share                                              $       (0.02)            $          (0.03)
                                                           --------------------       ---------------------
                                                           --------------------       ---------------------
DILUTED:
Weighted average shares outstanding for the period                  19,011,358                  17,136,531
Common stock equivalents from stock options and warrants            --                          --
Convertible preferred stock                                         --                          --
                                                           --------------------       ---------------------
Shares used in per share calculation                                19,011,358                  17,136,531
Net loss available to common shareholders                       $     (371,587)           $       (562,048)
                                                           --------------------       ---------------------
Net loss per share                                              $        (0.02)           $          (0.03)
                                                           --------------------       ---------------------
                                                           --------------------       ---------------------

Options and warrants to purchase 4,381,988 and 3,175,548 shares of Common Stock were outstanding, respectively, at September 30, 1998 and 1997, but were not included in the computation of diluted earnings per share because inclusion of the options and warrants was anti-dilutive.

RECLASSIFICATION

Certain prior period balances have been reclassified to conform to the current period's presentation.

RECENT PRONOUNCEMENTS:

The Company adopted SFAS 130, "Reporting Comprehensive Income" in the first quarter of fiscal 1999. SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components. Comprehensive loss for the three months ended September 30, 1998 and 1997 were $461,917 and $493,621, respectively. The principal difference between comprehensive loss and net loss is the treatment of cumulative translation adjustments.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements is required. SFAS 131 is effective in fiscal 1999 and does not need to be applied to interim financial statements in the year of application.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. All three types of hedges result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. SFAS 133 is effective for years beginning after June 15, 1999, but earlier adoption is allowed. The Company has not determined the impact of adopting SFAS 133 on its financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report and other reports of the Company, including, without limitation, statements containing the words "believes," "anticipates," "expects" and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of (i) risks related to the Company's recent marketing and technology alliance with IBM, (ii) future capital needs and uncertainty of additional financing, (iii) possible competitive entries, and
(iv) other risks detailed in this report. These factors are discussed in more detail in the Risk Factors section of the Company's report on Form 10-KSB for the fiscal year ended June 30, 1998. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

QCS.net Corporation ("QCS" or the "Company") is an electronic commerce service provider serving the worldwide retail industry. The Company's revenues are derived from consulting fees, installation services and user training, network registration fees, and network usage fees for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees or pay-as-you-go transaction fees for electronic forms. Based on a marketing agreement signed in December 1996, IBM has assumed responsibility for much of the sales and marketing efforts for the Company. Additionally, IBM provides end-user support via three international "solution centers" and houses the network servers in an IBM facilities management environment. The Company believes this alliance with IBM to be an essential component of its business plan, but the involvement with IBM is still in its early stages and the Company can give no assurance of when or if the alliance will ultimately be successful. As of September 30, 1998, sales generated from this alliance were still very limited.

From inception in 1993 through September 30, 1998, the Company has generated an accumulated deficit of $13,300,217. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible; and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition. Also, as indicated above, the Company's success is highly dependent on its and IBM's ability to execute in a timely manner the joint sales and marketing plan, of which no assurance can be made. If this fails to occur, the Company would be materially and adversely affected. Additionally, the Company is in immediate need of equity capital if it is to sustain current operations. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company's network revenues decreased by 29% to $149,146 for the first quarter of fiscal year 1999 ("Q1 99") as compared to $209,971 for the first quarter of fiscal year 1998 ("Q1 98"). This decrease is primarily attributed to the Company's lower sales of its full Lotus Notes-based supplier stations and the related installation and monthly subscription fees. The loss of these revenues has not been compensated by revenues of Internet-based services. The revenue associated with the Company's service agreement with IBM Corporation in Q1 99 was $98,144. In this agreement with IBM, the Company provides sales, marketing and end-user support services to assist in marketing QCS products. The combined network and consulting revenues of $247,290 for Q1 99 represent an 18% increase from total revenues of $209,971 for Q1 98.

Cost of network revenues decreased by 59% to $61,172 for Q1 99 from $149,000 in Q1 98. Cost of network revenues is calculated primarily as a percentage of network revenues in accordance to the IBM revenue sharing arrangement. In Q1 98 cost of revenues included cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus Notes based product. Cost of consulting revenue in Q1 99 was $98,144, which represents the value of services sold to IBM at cost.

Selling, general and administrative expenses ("SG&A") consist primarily of personnel-related costs in the Company's sales, marketing and general management organizations and other administrative support costs such as external legal and financial services. SG&A expenses decreased 18% to $400,728 in Q1 99 from $490,915 in Q1 98. The decrease was due in part to the aforementioned cost of sales, marketing and end-user support services, which are now invoiced to IBM or covered by IBM directly. In Q1 99 the Company realized savings of approximately $35,000 in rents and facility expenses compared to Q1 98, following the closure of two overseas offices. Research and development expenses increased by $66,636 to $144,619 in Q1 99 compared to Q1 98. The increased expenditures were for internal labor and consulting services for enhancements to the Company's Internet product.

As a result of the foregoing, the net loss decreased 26% to $371,587 for Q1 99 from $499,786 in Q1 98.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 1998 was $385,022, representing a $88,148 decrease from June 30, 1998. Cash used in operating activities for the three months ended September 30, 1998 was $450,600, compared to $459,167 for the three months ended September 30, 1997. The cash usage is primarily attributed to the net losses that occurred in each of the periods. During the first quarter of fiscal 1999, the Company raised $379,505 in net proceeds from the sale of 276,091 shares of Common Stock in a private placement.

As of November 11, 1998, the Company's cash on hand was approximately $215,000. With the capital currently on hand, the Company has resources to fund its operations through approximately the end of calendar year 1998. As of November 13, 1998, the Company has received and accepted executed subscription agreements whereby two investors have agreed pay to the Company $300,000 for 400,000 shares of Common Stock and warrants to purchase an additional 300,000 shares of Common Stock with an exercise price of $1.00 per share. The Company expects to receive the proceeds from these subscriptions during the current fiscal quarter (Q2 99). The Company believes that it will likely need to raise additional equity capital during the remainder of fiscal 1999. Furthermore, if the Company continues to sustain significant losses, it will be required to obtain additional debt or equity funds in subsequent periods. If such capital raising efforts should prove unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business and raise substantial doubts about its ability to continue as a going concern.

The Company currently does not have a bank credit line. The Company does not intend to pay cash dividends with respect to Common Stock in the foreseeable future.

YEAR 2000 COMPLIANCE

The "Year 2000" issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Accordingly, computer programs that have date sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000. This circumstance could result in program failure or miscalculation causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, operate equipment or engage in similar normal business activities. The Company has reviewed its internal computer systems, as well as its products and services, that could be affected by the Year 2000 issue and has identified certain systems, products and services that could be affected. The Company presently believes that, with modification to existing software and conversion to new software, the Year 2000 issues relating to such systems, products and services will not cause significant operational or customer problems. The Company is addressing these issues and intends to complete these efforts, including testing phases, throughout calendar year 1999. The Company does not anticipate that the cost of implementing these solutions will be material to its business, financial condition and results of operations. However, if such modifications and conversions are not made or not completed in a timely manner, then resulting Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, the Company has initiated formal communications with its significant suppliers and customers in order to (i) determine the extent to which the Company is vulnerable to such third parties' failure to remedy their own Year 2000 issues and (ii) assess whether the Company has adequate resources for required supplies, components and complementary offerings. As part of its contingency planning efforts, the Company is preparing to identify alternate sources or strategies where necessary if significant Year 2000 exposure is identified. The Company is addressing these issues and intends to complete these efforts throughout calendar year 1999. In addition, the Year 2000 issues present a number of other risks and uncertainties that could affect adversely the Company, including, without limitation, utilities failures, competition for personnel skilled in the resolution of Year 2000 issues and the nature of government responses to these issues. Although the Company believes that the Year 2000 matters discussed above will not have a material adverse effect on its business, financial condition or results of operations, the Company remains uncertain whether or to what extent that it may be affected. Accordingly, the Company's expenses to identify and address such risks and uncertainties, as well as the expenses and liabilities to which the Company may become subject as a result of such risks and uncertainties, could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II  OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

         c. On September 1, 1998, the Company issued 276,091 shares of Common Stock in a private placement to certain existing and new stockholders of the Company, at a price of $1.375 per share for net proceeds to the Company of $379,505. This private placement transaction was effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as contained in Section 4(2) of the Securities Act on the basis that such transaction did not involve a public offering.


ITEM 5            OTHER INFORMATION

On October 29, 1998, the stockholders of the Company approved a proposal to change the Company's name to QCS.net Corporation. The name change became effective as of November 13, 1998, the date on which the Company filed its related Certificate of Amendment of Certificate of Incorporation with the Delaware Secretary of State.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS

                  Exhibit 27 - Financial Data Schedule

         B.       REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter for which this report is filed.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1998           QCS.NET CORPORATION


                                    By:     /s/ Marcel van Heesewijk
                                        -------------------------------------
                                    Marcel van Heesewijk, President,
                                    Chief Executive Officer, Acting Principal
                                    Accounting and Financial Officer and
                                    Chairman of the Board of Directors