Form 10QSB
period 1998-12-31
QCS CORP
filed 1999-02-16
CIK 825517

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1998.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

                       Commission File Number: 33-18600-D


                               QCS.NET CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                      DELAWARE                               98-0132465
         ---------------------------------              -------------------
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

                               QCS.NET CORPORATION
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X YES      NO
                                   ---      ---
Shares of Common Stock outstanding as of February 15, 1999: 21,815,437 shares

Transitional Small Business Disclosure Format              YES     X NO
                                                        ---       ---

                                                QCS.NET CORPORATION

                                                     CONTENTS
                                                     --------
                                                                                                      PAGE
PART I            FINANCIAL INFORMATION
ITEM 1            Financial Statements

                      Consolidated Balance Sheets as of
                      December 31, 1998 (unaudited) and June 30, 1998                                    3

                      Consolidated Statements of Operations
                      for the three and six month periods ended December 31, 1998 and 1997 (unaudited)   4

                      Consolidated Statements of Cash Flows
                      for the six months ended December 31, 1998 and 1997 (unaudited)                    5

                      Notes to Consolidated Financial Statements (unaudited)                             6

ITEM 2            Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                          7


PART II           OTHER INFORMATION

ITEM 2            Changes in Securities and Use of Proceeds                                             11

ITEM 4            Submission of Matters to a Vote of Security Holders                                   11

ITEM 5            Other Information                                                                     12

ITEM 6            Exhibits and Reports on Form 8-K                                                      12

                  SIGNATURES                                                                            12

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                               QCS.NET CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,                JUNE 30,
    ASSETS                                                                            1998                      1998
                                                                               -------------------        ------------------
Current assets:                                                                   (Unaudited)
    Cash and cash equivalents                                                        $  2,054,795               $   473,170
    Accounts receivable (net of allowance for doubtful accounts of
    $26,581 at December 31, 1998 and $29,657 at June 30, 1998)                            202,547                   203,921
    Other current assets                                                                    1,854                     5,345
                                                                               -------------------        ------------------
         Total current assets                                                           2,259,196                   682,436

Property and equipment, net                                                               204,684                   248,871
Security deposits                                                                          13,140                    27,942
                                                                               -------------------        ------------------
         Total assets                                                               $   2,477,020                $  959,249
                                                                               -------------------        ------------------
                                                                               -------------------        ------------------

    LIABILITIES
Current liabilities:
    Accounts payable                                                                 $    366,311                $  344,436
    Accrued liabilities                                                                   600,483                   590,526
    Capital lease obligations, current portion                                              7,850                     8,423
    Preference dividends payable                                                            9,247                    65,051
                                                                               -------------------        ------------------
         Total current liabilities                                                        983,891                 1,008,436

Capital lease obligations, net of current portion                                           2,248                     6,468
                                                                               -------------------        ------------------
         Total liabilities                                                                986,139                 1,014,904

    STOCKHOLDERS' EQUITY (DEFICIT)
Series A convertible preferred stock, par value $.001 per share:
    Authorized: 5,000,000 shares; issued and outstanding 4,592,723 and                      4,593                     4,680
    4,680,102 shares at December 31, 1998 and June 30, 1998, respectively
    (aggregate liquidation preference: $4,730,505)

Common stock, par value $.001 per share:  Authorized: 40,000,000 shares;
    Issued and outstanding 21,815,437 and 18,831,552 at December 31, 1998 and              21,815                    18,832
    June 30, 1998, respectively

Additional paid in capital                                                             15,499,374                12,898,284
Subscriptions receivable from stockholders                                               (275,100)                 (200,100)
Common stock note receivable                                                              (40,000)
Accumulated deficit                                                                   (13,779,727)              (12,928,630)
Cumulative foreign currency translation adjustments                                        59,926                   151,279
                                                                               -------------------        ------------------
    Total stockholders' equity (deficit)                                                1,490,881                  (55,655)
                                                                               -------------------        ------------------
         Total liabilities and stockholders' equity (deficit)                       $   2,477,020               $   959,249
                                                                               -------------------        ------------------
                                                                               -------------------        ------------------

                The accompanying notes are an integral part of these consolidated financial statements.

                               QCS.NET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          THREE MONTHS ENDED DECEMBER 31,             SIX MONTHS ENDED DECEMBER 31,
                                        -------------------------------------      -------------------------------------
                                              1998                 1997                 1998                 1997
                                        -----------------    -----------------     ----------------     ----------------
Revenue:
      Network                                $   155,086           $  185,195           $  304,232           $  395,166
      Consulting                                  98,022                                   196,166
                                        -----------------    -----------------     ----------------     ----------------
                                                 253,108              185,195              500,398              395,166

Cost of revenue:
      Network                                     67,394              133,732              128,566              282,733
      Consulting                                  98,022                                   196,166
                                        -----------------    -----------------     ----------------     ----------------
                                                 165,416              133,732              324,732              282,733

Gross profit                                      87,692               51,463              175,666              112,433

Operating expenses:
      Selling, general and                       416,092              624,394              816,584            1,115,309
      administrative
      Research and development                   152,233               85,580              296,852              163,563
                                        -----------------    -----------------     ----------------     ----------------
Total operating expenses                         568,325              709,974            1,113,436            1,278,872

Operating loss                                  (480,633)            (658,511)            (937,770)          (1,166,439)

Other income (expense), net                       (2,053)             (32,848)              80,625              (36,164)
Interest income                                    2,939                4,792                6,048               16,250
                                        -----------------    -----------------     ----------------     ----------------
Net loss                                        (479,747)            (686,567)            (851,097)          (1,186,353)

Preferred dividend                                                    (61,704)                                 (123,966)
                                        -----------------    -----------------     ----------------     ----------------
Net loss attributed to common                $  (479,747)          $ (748,271)          $ (851,097)         $(1,310,319)
stockholders
                                        -----------------    -----------------     ----------------     ----------------
                                        -----------------    -----------------     ----------------     ----------------

Net loss per share (basic and diluted)       $     (0.02)         $    (0.04)           $    (0.04)         $     (0.08)
                                        -----------------    -----------------     ----------------     ----------------
                                        -----------------    -----------------     ----------------     ----------------

Weighted average number of shares
used in per share calculation (basic          19,613,173           17,188,452           19,312,266           17,162,492
and diluted)

                    The accompanying notes are an integral part of these consolidated financial statements.

                               QCS.NET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                               -----------------------------------------
                                                                                 DECEMBER 31,           DECEMBER 31,
                                                                                     1998                   1997
                                                                               -----------------      ------------------
Cash flows from operating activities:
     Net loss                                                                       $  (851,097)           $ (1,186,353)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization expense                                               54,130                  36,264
     Unrealized exchange loss                                                           (82,894)                 28,554
     Write-off of fixed assets                                                                                   15,181
     Changes in operating assets and liabilities:
         Changes in accounts receivable                                                   1,374                  50,306
         Changes in other current assets and security deposits                           18,293                  11,696
         Changes in accounts payable                                                     21,875                  53,577
         Changes in accrued and other liabilities                                         9,958                 121,744
                                                                               -----------------      ------------------
             Net cash used in operating activities                                     (828,361)               (869,031)

Cash flows from investing activities:
     Purchases of fixed assets                                                           (9,943)                (10,991)
                                                                               -----------------      ------------------
             Net cash used in investing activities                                       (9,943)                (10,991)

Cash flows from financing activities:
         Net proceeds from issuance of common stock                                   2,433,183
         Payments on capital leases                                                      (4,794)                 (4,391)
                                                                               -----------------      ------------------
             Net cash provided by (used in) financing activities                      2,428,388                  (4,391)

Effect of exchange rate changes on cash                                                  (8,459)                  2,420
                                                                               -----------------      ------------------
             Net increase (decrease) in cash and cash equivalents                     1,581,625                (881,993)

Cash and cash equivalents, beginning of the period                                      473,170               1,274,157

                                                                               -----------------      ------------------
Cash and cash equivalents, end of the period                                       $  2,054,795             $   392,164
                                                                               -----------------      ------------------
                                                                               -----------------      ------------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                         $   1,205              $    2,163
     Cash paid during the period for taxes                                                  800
     Conversion of preference dividend payable to common stock                           55,804
     Issuance of note receivable for exercise of employee stock option                   40,000
     Issuance of subscriptions receivable from stockholders                              75,000

     The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements of QCS.net Corporation ("QCS" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999. The year-end balance sheet data at June 30, 1998 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 28, 1998.

COMPUTATION OF NET LOSS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing the income available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. For the Company, dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon the exercise of stock options and warrants for all periods. In accordance with SFAS 128, all prior period earnings per share amounts have been restated to reflect this method of calculation.

Basic and diluted earnings per share are calculated as follows during the three and six month periods ended December 31, 1998 and 1997 (unaudited):

                                         THREE MONTHS ENDED                              SIX MONTHS ENDED
                             -------------------------------------------    --------------------------------------------
BASIC:                            12/31/98                12/31/97                12/31/98               12/31/97
                             --------------------    -------------------    ---------------------   --------------------
Weighted average shares               19,613,173             17,188,452               19,312,266             17,162,492
outstanding for the period
                             --------------------    -------------------    ---------------------   --------------------
Shares used in per share              19,613,173             17,188,452               19,312,266             17,162,492
calculation

Net loss available to              $    (479,747)           $  (748,271)            $   (851,097)         $  (1,310,319)
common shareholders
Net loss per share                 $       (0.02)           $     (0.04)            $      (0.04)         $       (0.08)

DILUTED:
Weighted average shares               19,613,173             17,188,452               19,312,266             17,162,492
outstanding for the period

Common stock equivalents
from stock options and
warrants

Convertible preferred stock           --                       --                      --                       --

                             --------------------    -------------------    ---------------------   --------------------
Shares used in per share              19,613,173             17,188,452               19,312,266             17,162,482
calculation

Net loss available to             $     (479,747)           $  (748,271)            $   (851,097)         $  (1,310,319)
common shareholders
                             --------------------    -------------------    ---------------------   --------------------
Net loss per share                   $    (0.02)            $    (0.04)             $     (0.04)           $     (0.08)
                             --------------------    -------------------    ---------------------   --------------------
                             --------------------    -------------------    ---------------------   --------------------

Options and warrants to purchase 6,665,163 and 3,288,048 shares of Common Stock were outstanding, respectively, at December 31, 1998 and 1997 (unaudited), but were not included in the computation of diluted earnings per share because inclusion of the options and warrants was anti-dilutive.

RECLASSIFICATION

Certain prior period balances have been reclassified to conform to the current period's presentation.

RECENT PRONOUNCEMENTS:

The Company adopted SFAS 130, "Reporting Comprehensive Income" in the first quarter of fiscal year 1999. SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components. Comprehensive loss for the three months ended December 31, 1998 and 1997 were $480,770 and $661,767, respectively. For the six months ended December 31, 1998 and 1997, the comprehensive loss was 942,450 and 1,155,388, respectively. The principal difference between comprehensive loss and net loss is the treatment of cumulative translation adjustments.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements is required. SFAS 131 is effective in fiscal year 1999 and does not need to be applied to interim financial statements in the year of application.

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


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report and other reports of the Company, including, without limitation, statements containing the words "believes," "anticipates," "expects" and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the effect of (i) risks related to the Company's recent marketing and technology alliance with IBM, (ii) future capital needs and uncertainty of additional financing, (iii) possible competitive entries, and (iv) other risks detailed in this report. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

QCS.net Corporation ("QCS" or the "Company") is a provider of a business-to-business electronic collaboration solutions for the retail industry and its global trading partners. QCS.net provides an Internet, browser-based workflow tool which integrates electronic catalogs, requests for proposals, product offers, negotiations, ordering, order status/fulfillment tracking and full Internet EDI functionality. The Company's revenues are derived from consulting fees, deployment services and user training, network registration fees, and network usage fees for which the Company charges a fixed monthly fee and/or volume-based recurring usage fees or pay-as-you-go transaction fees for electronic forms. Based on a marketing agreement signed in December 1996, IBM has assumed responsibility for much of the sales and marketing efforts for the Company. Additionally, IBM provides end-user support via three international "solution centers" and houses the network servers in an IBM facilities management environment. The Company believes this alliance with IBM to be an essential component of its business plan, but the involvement with IBM is still in its early stages and the Company can give no assurance of when or if the alliance will ultimately be successful. As of December 31, 1998, sales generated from this alliance were still very limited.

From inception in 1993 through December 31, 1998, the Company has generated an accumulated deficit of $13,779,727. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible; and, therefore, there can be no assurance that the Company will sustain growth or achieve profitability. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition. Also, as indicated above, the Company's success is highly dependent on its and IBM's ability to execute in a timely manner the joint sales and marketing plan, of which no assurance can be made. If this fails to occur, the Company would be materially and adversely affected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

The total network and consulting revenues of $253,108 for Q2 99 represent a 37% increase from total revenues of $185,195 for Q2 98. The Company's network revenues decreased by 16% to $155,086 for the second quarter of fiscal year 1999 ("Q2 99") as compared to $185,195 for the second quarter of fiscal year 1998 ("Q2 98"). This decrease is primarily attributed to the Company's lower sales of its full Lotus Notes-based supplier stations and the related installation and monthly subscription fees. The loss of these revenues has not been offset by revenues of Internet-based products. The Company's Internet revenues has been slow in developing due to the lengthy sales and implementation cycles required for our retail clients to encourage their key vendors to connect to the QCS Network and to provide the significant level of training to buyers and suppliers on the use and benefits of the QCS.net Internet products.

The consulting revenue associated with the Company's service agreement with IBM Corporation in Q2 99 was $98,022. In this agreement with IBM, the Company provides sales, marketing and end-user support services to assist in marketing of QCS products.

Cost of network revenues decreased by 50% to $67,394 for Q2 99 from $133,732 in Q2 98. Cost of network revenues in Q2 99 is calculated primarily as a percentage of network revenues in accordance with the IBM revenue sharing arrangement. In Q2 98 cost of network revenues included cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus Notes based product. Cost of consulting revenue in Q2 99 was $98,022, which represents the value of services sold to IBM at cost.

Selling, general and administrative expenses ("SG&A") consist primarily of personnel-related costs in the Company's sales, marketing and general management organizations and other administrative support costs such as external legal and financial services. SG&A expenses decreased 33% to $416,092 in Q2 99 from $624,394 in Q1 98. The decrease was due in part to the aforementioned cost of sales, marketing and end-user support services, which are now invoiced to IBM or covered by IBM directly. In Q2 98, the Company recorded an expense for the closure of the Hong Kong and French offices for $110,256. Also relating to the closure of the overseas offices in Q2 99, the Company realized savings of approximately $33,000 in rents and facility expenses compared to Q2 98. Research and development expenses increased by $66,653 to $152,233 in Q2 99 compared to $85,580 in Q2 98. The increased expenditures were for internal labor for enhancements to the Company's Internet product.

As a result of the foregoing, the net loss decreased 30% to $479,747 for Q2 99 from $686,567 in Q2 98.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

The total network and consulting revenues of $500,398 for the first six months of fiscal year 1999 represent a 27% increase from total revenues of $395,166 for the first six months of fiscal year 1998. The Company's network revenues decreased by 23% to $304,232 for the first six months of fiscal year 1999 as compared to $395,166 for the first six months of fiscal year 1998. This decrease is primarily attributed to the Company's lower sales of its full Lotus Notes-based supplier stations and the related installation and monthly subscription fees. The loss of these revenues has not been offset by revenues of Internet-based services. The revenue associated with the Company's service agreement with IBM Corporation in first half of fiscal year 1999 was $196,166.

Cost of network revenues decreased by 55% to $128,566 for the first half of fiscal year 1999 from $282,733 in the first half of fiscal year 1998. In fiscal year 1999, cost of network revenues is calculated primarily as a percentage of network revenues in accordance to the IBM revenue sharing arrangement. In the first half of fiscal year 1998, cost of revenues included cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus Notes based product. Cost of consulting revenue in fiscal year 1999 was $196,166, which represents the value of services sold to IBM at cost.

SG&A expenses decreased by 27% to $816,584 in the first six months of fiscal year 1999 from $1,115,309 in the same period in fiscal year 1998. The decrease was due in part to the aforementioned cost of sales, marketing and end-user support services, which are now invoiced to IBM, and the savings from the closure of the France and Hong Kong offices in December 1997. Research and development expenses increased by 82% from $163,563 to $296,852 in the first half of fiscal year 1999 compared to the same period in fiscal year 1998. The increased expenditures were for internal labor and consulting services for continued enhancements to the Company's Internet product. The first half of fiscal year 1999 benefited from a $81,169 unrealized foreign exchange gain in other income from the strengthening of the French Franc relative to the U.S. Dollar.

As a result of the foregoing, the net loss decreased by 28% to $851,097 for the first six months of fiscal year 1999 from $1,186,353 in the first six months of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at December 31, 1998 was $2,054,795, representing a $1,581,625 increase from June 30, 1998. Cash used in operating activities for the six months ended December 31, 1998 was $828,361, compared to $869,031 for the six months ended December 31, 1997. The cash usage is primarily attributed to the net losses that occurred in each of the periods.

During the second quarter of fiscal year 1999, the Company raised $2,053,678 in net proceeds and has subscriptions receivable for an additional $75,000 in a private placement. This private placement consisted of 19 investors purchasing 2,237,680 equity "Units" at prices ranging from $0.75 to $1.15 per unit, each such unit consisting of one share of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price ranging from $1.00 to $1.75.

The Company believes the capital currently on hand will be sufficient to meet the working capital requirements for the next twelve months, until which time the Company expects revenue growth to be able to sustain operations. There can be no assurances when or if this revenue growth will occur. Furthermore, if the Company continues to sustain significant losses, it will be required to obtain additional debt or equity funds in subsequent periods. If such capital raising efforts should prove unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business.

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

In addition, the Company has initiated communications with its significant suppliers and customers in order to (i) determine the extent to which the Company is vulnerable to such third parties' failure to remedy their own Year 2000 issues and (ii) assess whether the Company has adequate resources for required supplies, components and complementary offerings. As part of its contingency planning efforts, the Company is preparing to identify alternate sources or strategies where necessary if significant Year 2000 exposure is identified. The Company is addressing these issues and intends to complete these efforts throughout calendar year 1999. In addition, the Year 2000 issues present a number of other risks and uncertainties that could affect adversely the Company, including, without limitation, utilities failures, competition for personnel skilled in the resolution of Year 2000 issues and the nature of government responses to these issues. Although the Company believes that the Year 2000 matters discussed above will not have a material adverse effect on its business, financial condition or results of operations, the Company remains uncertain whether or to what extent that it may be affected. Accordingly, the Company's expenses to identify and address such risks and uncertainties, as well as the expenses and liabilities to which the Company may become subject as a result of such risks and uncertainties, could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II  OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective November 13, 1998, the Company accepted subscriptions from 17 investors agreeing to purchase 933,333 equity "Units" at $0.75 per unit, each such unit consist of one share of Common Stock and one warrant to purchase an additional share of common stock at an exercise price of $1.00. The Company received proceeds of $607,500 net of stock selling expenses and has subscriptions receivable of $75,000 from two stockholders.

Effective December 1, 1998, the Company accepted subscriptions from 2 investors agreeing to purchase 1,304,347 equity "Units" at $1.15 per unit, each such unit consist of one share of Common Stock and one warrant to purchase an additional share of common stock at an exercise price of $1.75. The Company received proceeds of $1,447,500 net of stock selling expenses.

On December 16, 1998, the Company issued 288,463 shares of Common Stock to an investor in a cashless exercise of warrants.




ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting of Stockholders held on October 29, 1998, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed:

                                              For            Withheld
Marcel van Heesewijk                       17,026,505            3,000
Mattheus Wegbrans                          15,135,305        1,894,200
Johan Vunderink                            17,026,505            3,000
Louis A. Delmonico                         17,026,505            3,000

2. Approve an amendment to the Company's Certificate of Incorporation to change the name of the company to QCS.net Corporation:

    Voted for         Voted against      Not voting
    17,026,405            3,100          2,156,973

3. Approve an amendment to the Company's Certificate of Incorporation to eliminate the cumulative dividend on the series a convertible preferred stock:

    Voted for         Voted against      Not voting
    13,476,604          1,813,500        3,896,374

4. Ratify and approve the QCS Corporation 1997 Stock Option Plan and amendment thereto:

    Voted for         Voted against     Not voting
    15,079,729           210,375         3,896,374

5. Ratify selection of PricewaterhouseCoopers LLP as the Company's independent accountants:

    Voted for        Voted against      Not voting
    16,872,971            2,200          2,311,307

ITEM 5 OTHER INFORMATION

On December 30, 1998, the Company announced the adoption of a new pricing program, effective January 1, 1999, which incorporates subscription-based pricing along with a significant reduction in the on-going transaction charges associated with larger volume usage. The new pricing program offers monthly certified memberships for $95 per month, which includes the cost of the first 50 chargeable transactions and $1.50 for each additional transaction.

On February 3, 1999, the Company announced the appointment of Sean Maloy as its new President and Chief Executive Officer. Mr. Maloy has held several senior management positions, most recently at Maxwell Technologies, Inc., a technology-based company, where Mr. Maloy has served as Chief Operating Officer, Chief Financial Officer and, prior to joining QCS.net, as Vice President of Mergers and Acquisitions.







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

Dated:  February 16, 1999                   QCS.NET CORPORATION



                                            By: /s/ Marcel van Heesewijk
                                                ------------------------------
                                            Marcel van Heesewijk,
                                            Chairman of the Board of Directors


                                            By: /s/ Sean Maloy
                                                ------------------------------
                                            Sean Maloy
                                            President, Chief Executive Officer,
                                            Acting Chief Financial Officer