Form 10QSB
period 1999-03-31
QCS CORP
filed 1999-05-17
CIK 825517

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

                       Commission File Number: 33-18600-D


                               QCS.net CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

   DELAWARE                                             98-0132465
   -------------------------------------                ------------------------
   (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                    Identification No.)

              650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA 94041
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (650) 966-1214
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  X  YES     NO
                                 ---     ---

Shares of Common Stock outstanding as of May 13, 1999: 22,525,437 shares

Transitional Small Business Disclosure Format          YES        X  NO
                                                   ---           ---

                               QCS.net CORPORATION

                                    CONTENTS

                                                                                                 PAGE
PART I      FINANCIAL INFORMATION

ITEM 1      Financial Statements

                Consolidated Balance Sheets as of
                March 31, 1999 (unaudited) and June 30, 1998                                       3

                Consolidated Statements of Operations
                for the three and nine month periods ended March 31, 1999 and 1998 (unaudited)     4

                Consolidated Statements of Cash Flows
                for the nine months ended March 31, 1999 and 1998 (unaudited)                      5

                Notes to Consolidated Financial Statements (unaudited)                             6

ITEM 2      Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                          7

PART II     OTHER INFORMATION

ITEM 2      Changes in Securities and Use of Proceeds                                             12

ITEM 5      Other Information                                                                     13

ITEM 6      Exhibits and Reports on Form 8-K                                                      13

            SIGNATURE                                                                             13


PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

                               QCS.net CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,                 JUNE 30,
    ASSETS                                                                             1999                      1998
                                                                                --------------------      -------------------
Current assets:                                                                     (Unaudited)
    Cash and cash equivalents                                                         $   1,266,880             $    473,170
    Accounts receivable (net of allowance for doubtful accounts of
    $35,121 at March 31, 1999 and $29,657 at June 30, 1998)                                 222,769                  203,921
    Other current assets                                                                      7,111                    5,345
                                                                                --------------------      -------------------
         Total current assets                                                             1,496,760                  682,436

Property and equipment, net                                                                 185,286                  248,871
Security deposits                                                                            12,839                   27,942
                                                                                --------------------      -------------------
         Total assets                                                                 $   1,694,885             $    959,249
                                                                                ====================      ===================

    LIABILITIES
Current liabilities:

    Accounts payable                                                                   $    207,303              $   344,436
    Accrued liabilities                                                                     524,807                  590,526
    Capital lease obligations, current portion                                                8,201                    8,423
    Preference dividends payable                                                              9,247                   65,051
                                                                                --------------------      -------------------
         Total current liabilities                                                          749,558                1,008,436

Capital lease obligations, net of current portion
                                                                                         -                             6,468
                                                                                --------------------      -------------------
         Total liabilities                                                                  749,558                1,014,904

    STOCKHOLDERS' EQUITY (DEFICIT)

Series A convertible preferred stock, par value $.001 per share:

    Authorized: 5,000,000 shares; issued and outstanding 3,816,023 and                        3,816                    4,680
    4,680,102 shares at March 31, 1999 and June 30, 1998, respectively
    (aggregate liquidation preference: $3,930,504)

Common stock, par value $.001 per share:  Authorized: 40,000,000 shares;
    issued and outstanding 22,525,437 and 18,831,552 at March 31, 1999 and                   22,501                   18,832
    June 30, 1998, respectively

Additional paid in capital                                                               15,298,525               12,898,284
Subscriptions receivable from stockholders                                                        -                (200,100)
Common stock note receivable                                                               (40,000)
Accumulated deficit                                                                    (14,420,409)             (12,928,630)
Cumulative foreign currency translation adjustments                                          80,894                  151,279
                                                                                --------------------      -------------------
    Total stockholders' equity (deficit)                                                    945,327                 (55,655)
                                                                                --------------------      -------------------
         Total liabilities and stockholders' equity (deficit)                         $   1,694,885             $    959,249
                                                                                ====================      ===================


  The accompanying notes are an integral part of these consolidated financial statements.

                               QCS.net CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            THREE MONTHS ENDED MARCH 31,                  NINE MONTHS ENDED MARCH 31,
                                       ---------------------------------------       --------------------------------------
                                             1999                  1998                   1999                  1998
                                       ------------------    -----------------       ---------------     ------------------
Revenue:
           Network                           $   175,851          $   144,805            $  480,082            $   539,971
           Consulting                             64,749              105,000               260,915                105,000
                                       ------------------    -----------------       ---------------     ------------------
                                                 240,600              249,805               740,997                644,971

Cost of revenue:
           Network                                72,466               73,624               201,032                356,357
           Consulting                             64,749              105,000               260,915                105,000
                                       ------------------    -----------------       ---------------     ------------------
                                                 137,215              178,624               461,947                461,357

Gross profit                                     103,385               71,181               279,050                183,614

Operating expenses:

           Selling, general and
           administrative                        554,434              521,496             1,371,269              1,636,805
           Research and development              182,564              118,347               479,416                281,910
           Adjustment to long-term
           contract                                                 (156,702)                                    (156,702)
                                       ------------------    -----------------       ---------------     ------------------
Total operating expenses                         736,998              483,141             1,850,685              1,762,013

Operating loss                                 (633,613)            (411,960)           (1,571,635)            (1,578,399)

Other income (expense), net                     (18,569)             (28,982)                62,056               (65,146)
Interest income                                   11,752                1,320                17,800                 17,570
                                       ------------------    -----------------       ---------------     ------------------
Net loss                                    $  (640,430)         $  (439,622)          $(1,491,779)          $ (1,625,975)

Preferred dividend                                                   (64,537)                                    (188,503)
                                       ------------------    -----------------       ---------------     ------------------
Net loss attributed to common
stockholders                                $  (640,430)         $  (504,159)          $(1,491,779)          $ (1,814,478)
                                       ==================    =================       ===============     ==================

                                       ------------------    -----------------       ---------------     ------------------
Net loss per share (basic and diluted)       $    (0.03)          $    (0.03)            $   (0.07)           $    ( 0.11)
                                       ==================    =================       ===============     ==================

Weighted average number of shares
used in per share calculation (basic
and diluted)                                  21,994,373           17,474,312            20,193,250             17,264,914
                                       ==================    =================       ===============     ==================


   The accompanying notes are an integral part of these consolidated financial statements.

                                                 QCS.net CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                          NINE MONTHS ENDED
                                                                               ----------------------------------------
                                                                                   MARCH 31,              MARCH 31,
                                                                                     1999                   1998
                                                                               -----------------      -----------------
Cash flows from operating activities:
     Net loss                                                                     $ (1,491,779)          $ (1,625,975)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                                               81,549                 50,803
     Unrealized exchange (gain) loss                                                   (64,329)                 64,516
     Write-off of fixed assets                                                            4,809                 15,181
     Compensation related to stock options & warrants                                                          107,250
     Changes in operating assets and liabilities:
        Changes in accounts receivable                                                 (18,848)               (97,961)
        Changes in other current assets and security deposits                            13,337                 24,904
        Changes in accounts payable                                                   (137,133)                 86,931
        Changes in accrued and other liabilities                                       (65,719)                (3,601)
                                                                               -----------------      -----------------
             Net cash used in operating activities                                  (1,678,113)            (1,377,952)

Cash flows from investing activities:
     Purchases of fixed assets                                                         (22,773)               (44,034)
     Proceeds from sale of fixed assets                                                                         19,405
                                                                               -----------------      -----------------
             Net cash used in investing activities                                     (22,773)               (24,629)
Cash flows from financing activities:
        Proceeds from issuance of common stock                                        2,507,342                611,585
        Exercise of stock options                                                             -                    750
        Payments on capital leases                                                      (6,690)                (6,703)
                                                                               -----------------      -----------------
             Net cash provided by financing activities                                2,500,652                605,632
Effect of exchange rate changes on cash                                                 (6,056)                (2,063)
                                                                               -----------------      -----------------
             Net increase (decrease) in cash and cash equivalents                       793,710              (799,012)
Cash and cash equivalents, beginning of the period                                      473,170              1,274,157
                                                                               -----------------      -----------------
Cash and cash equivalents, end of the period                                        $ 1,266,880             $  475,145
                                                                               =================      =================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                         $   1,573             $    3,225
     Cash paid during the period for taxes                                                  800                      -
Non-cash financing transactions:
     Conversion of preference dividend payable to common stock                           55,804                      -
     Issuance of note receivable for exercise of employee stock options                  40,000                      -



    The accompanying notes are an integral part of these financial statements.

                               QCS.net CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The consolidated financial statements of QCS.net Corporation ("QCS" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999. The year-end balance sheet data at June 30, 1998 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission on September 28, 1998.

2.  COMPUTATION OF NET LOSS PER SHARE:

The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") 128 "Earnings per Share" effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing the income available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. For the Company, dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon the exercise of stock options and warrants and conversion of preferred stock for all periods. In accordance with SFAS 128, all prior period earnings per share amounts have been restated to reflect this method of calculation.

Basic and diluted earnings per share are calculated as follows during the three and nine month periods ended March 31, 1999 and 1998 (unaudited):


                                    THREE MONTHS ENDED MARCH 31,                    NINE MONTHS ENDED MARCH 31,
                             -------------------------------------------     -------------------------------------------
BASIC AND DILUTED:                  1999                    1998                    1999                    1998
                             --------------------    -------------------     -------------------    --------------------
Weighted average shares
outstanding for the period            21,994,373             17,474,312              20,193,250              17,264,914

Net loss available to
common shareholders                $   (640,430)           $  (504,159)         $   (1,491,779)          $  (1,814,478)

                             --------------------    -------------------     -------------------    --------------------
Net loss per share                 $      (0.03)           $     (0.03)         $        (0.07)          $       (0.11)
                             ====================    ===================     ===================    ====================


At March 31, 1999 the Company had 3,790,077 options and 3,378,651 warrants outstanding to purchase shares of Common Stock compared to 2,986,077 options and 1,267,894 warrants outstanding at March 31, 1998 (unaudited). These were not included in the computation of diluted earnings per share because inclusion of the options and warrants was anti-dilutive.

3.  RECLASSIFICATION:

Certain prior period balances have been reclassified to conform to the current period's presentation.

4.  RECENT PRONOUNCEMENTS:

The Company adopted SFAS 130, "Reporting Comprehensive Income" in the first quarter of fiscal year 1999. SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components.

Comprehensive loss for the three months ended March 31, 1999 and 1998 were $620,485 and $409,473, respectively. For the nine months ended March 31, 1999 and 1998, the comprehensive loss was $1,562,164 and $1,564,861, respectively. The principal difference between comprehensive loss and net loss is the treatment of cumulative translation adjustments.

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



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations of the Company should be read in conjunctions with the Financial Statements and related Notes thereto included elsewhere in this Form 10-QSB. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited those discussed below, as well as those discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. The Company disclaims any obligation to update information contained in any forward-looking statements.

Certain statements contained in this report and other reports of the Company, including, without limitation, statements containing the words "believes," "anticipates," "expects" and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, and in the Risk Factor Section below. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.


OVERVIEW

QCS.net Corporation ("QCS" or the "Company") is a provider of a business-to-business electronic preorder sourcing solution used by the retail industry to manage their global merchandise suppliers. QCS.net provides an Internet, browser-based workflow tool which integrates electronic catalogs, requests for proposals, product offers, negotiations, ordering and order status/fulfillment tracking. In conjunction with IBM, the Company can offer full Internet EDI functionality. The Company's revenues are derived from consulting fees, deployment services and user training, solution, access, subscription and registration fees. The Company charges a fixed monthly fee or pay-as-you-go transaction fees for electronic forms. In April 1999, the Company suspended the transaction based (pay-as-you-go) payment plan for new subscribers. Based on a marketing agreement signed in December 1996, IBM has assumed responsibility for much of the sales and marketing efforts for the Company. Additionally, IBM provides end-user support via three international "solution centers" and houses the network servers in an IBM facilities management environment. The Company believes this alliance with IBM to be an essential component of its business plan, but the involvement with IBM is still in its early stages and the Company can give no assurance of when or if the alliance will ultimately be successful. To date, sales generated from this alliance were still very limited.

From inception in 1993 through March 31, 1999, the Company has generated an accumulated deficit of $14,420,409. Since inception, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its sourcing solution, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in the light of its operating history, the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible; and, therefore, there can be no assurance that the Company will grow or achieve profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and personnel in the future or delays in hiring required personnel could have a material adverse effect on the Company's business, operating results or financial condition. Also, as indicated above, the Company's success is highly dependent on its and IBM's ability to execute in a timely manner the joint sales and marketing plan, of which no assurance can be made and thus far has produced insignificant revenues. If this fails to occur, the Company would be materially and adversely affected.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

The total network and consulting revenues of $240,600 for the third quarter of fiscal year 1999 ("Q3 99") represent a 4% decrease from total revenues of $249,805 for the third quarter of fiscal year 1998 ("Q3 98"). The Company's network revenues increased by 21% to $175,851 for Q3 99 as compared to $144,805 for Q3 98. This increase is primarily attributed to the higher level of megabyte traffic on the Company's Lotus Notes-based product and a modest increase in Internet-based subscription sales. The Company's Internet revenues historically have been slow in developing due to the lengthy sales and implementation cycles required for our initial retail clients to strongly encourage their merchandise suppliers to connect to the QCS Solution and to provide the required level of training to buyers and suppliers.

The consulting revenue associated with the Company's service agreement with IBM Corporation in Q3 99 was $64,749 compared to $105,000 in Q3 98. The revenues and costs associated with these services have been declining as some of employees performing these functions have been transferred to IBM employment. Under a purchase order with IBM, the Company provides sales, marketing and end-user support services to assist in marketing of the QCS solution and services. It is anticipated that this order will be completed within the next six months, resulting in the further reduction of consulting revenues.

Cost of network revenues decreased by 2% to $72,466 for Q3 99 from $73,624 in Q3 98. Cost of network revenues in Q3 99 is primarily calculated as a percentage of network revenues in accordance with the IBM revenue sharing arrangement. The higher cost of network revenues in Q3 98 were due to the cost of third party services preformed in Asia. Cost of consulting revenue in Q3 99 was $64,749 versus $105,000 in Q3 98 is declining in line with the lower levels of consulting services performed. Cost of network revenues represents the value of services sold to IBM at cost.

Selling, general and administrative expenses ("SG&A") consist primarily of personnel-related costs in the Company's sales, marketing and general management organizations and other administrative support costs such as external legal and financial services. SG&A expenses increased 6% to $554,434 in Q3 99 from $521,496 in Q3 98. The increase was due in part to costs associated with the expansion of the Company's management team in February 1999 and increased consulting expenses. Research and development expenses increased by $64,217 to $182,564 in Q3 99 compared to $118,347 in Q3 98. The increased expenditures were for internal labor for the continued enhancements to the Company's products and the release of the latest version of the Company's Internet solution.

During Q3 98 the Company recorded an adjustment to the 1996 IBM contract of $156,702 to reverse cost accrued to cost of sales during the first six months of fiscal 1998 in conjunction with mutual agreement to amend the 1996 IBM contract.

As a result of the foregoing and primarily the adjustment referred to in the previous paragraph, the net loss increased 46% to $640,430 for Q3 99 from $439,622 in Q2 98.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999

The total network and consulting revenues of $740,997 for the first nine months of fiscal year 1999 represent a 15% increase from total revenues of $644,971 for the first nine months of fiscal year 1998. This increase is due primarily to an increase in the IBM consulting service revenues, which were $260,915 for the nine months of fiscal year 1999 compared to $105,000 the comparable period in fiscal year 1998. The increase from last year was because the contract did not take effect until the third quarter of fiscal 1998.

The Company's network revenues decreased by 11% to $480,082 for the first nine months of fiscal year 1999 as compared to $539,971 for the first nine months of fiscal year 1998. This decrease is primarily attributed to the Company's lower sales of its full Lotus Notes-based product and the related installation and monthly subscription fees. The loss of these revenues has not been offset by Internet-based registration and subscription revenues.

Cost of network revenues decreased by 44% to $201,032 for the first nine months of fiscal year 1999 from $356,357 in the first nine months of fiscal year 1998. In fiscal year 1999, cost of network revenues is calculated primarily as a percentage of network revenues in accordance to the IBM revenue sharing arrangement. In the first half of fiscal year 1998, cost of revenues included cost of purchasing network services, the cost of internal and external labor to install and support customer sites, and third party software and hardware for the existing Lotus Notes based product. Cost of consulting revenue in the first nine months fiscal year 1999 was $260,915 compared to $105,000 in the first nine months of fiscal year 1998, which represents the value of services sold to IBM at cost.

SG&A expenses decreased by 16% to $1,371,269 in the first nine months of fiscal year 1999 from $1,636,805 in the same period in fiscal year 1998. The decrease was due in part to the aforementioned cost of sales, marketing and end-user support services, which are now invoiced to IBM, and the savings from the closure of the France and Hong Kong offices in December 1997. Research and development expenses increased by 70% from $281,910 to $479,416 in the nine months of fiscal year 1999 compared to the same period in fiscal year 1998. The increased expenditures were for internal labor for continued enhancements to the Company's Internet product and release of the latest version of the Company's Internet solution.


As a result of the foregoing, the net loss decreased by 8% to $1,491,779 for the first nine months of fiscal year 1999 from $1,625,975 in the first nine months of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 1999 was $1,266,880, representing a $793,710 increase from June 30, 1998. Cash used in operating activities for the nine months ended March 31, 1999 was $1,678,113, compared to $1,377,952 for the nine months ended March 31, 1998. The cash usage is primarily attributed to the net losses that occurred in each of the periods and to pay down accounts payable and other current liabilities in 1999 which had accumulated prior to the receipt of the latest funding from the sale of Common Stock as described below.

During the first nine months of fiscal year 1999, the Company raised $2,507,342 in net proceeds in a private placement. This private placement consisted of 19 investors purchasing 2,237,680 equity "Units" at prices ranging from $0.75 to $1.15 per unit, each such unit consisting of one share of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price ranging from $1.00 to $1.75.

The Company believes the capital currently on hand will be sufficient to meet the working capital requirements through September 1999. The Company is actively seeking additional capital investment to fund operations into the future. If such capital raising efforts should prove unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business.

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


RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

We incurred net losses of $2.8 million in fiscal 1998 and $1.5 million in the first nine months of fiscal 1999. As of March 31, 1999, we had an accumulated deficit of approximately $14.2 million. We expect to derive substantially all of our revenues for the foreseeable future subscription fees for the QCS.net Network, which is based on an unproven business model. Although these revenues have grown slightly in the most recent quarter, we may not be able to sustain this growth in the future. In fact, we may not have any revenue growth, and our revenues could decline. Moreover, we expect to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

WE EXPECT TO DEPEND ON OUR QCS.NET SOLUTION FOR SUBSTANTIALLY ALL OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

Our solution and related services accounted for substantially all of our revenues in fiscal 1999. We anticipate that revenues from our solution and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, our solution, or its failure to achieve broad market acceptance, would seriously harm our business.


IMPLEMENTATION OF OUR SOLUTIONS BY LARGE RETAILERS IS COMPLEX, TIME CONSUMING AND EXPENSIVE. WE FREQUENTLY EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES.

Our supply chain management solution is an enterprise-wide solution that must be deployed with many users within a large retailer's sourcing organization. Its adoption by large retailers is characterized by long sales cycles beginning with pilot studies and concluding with enterprise rollouts. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our product, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our products and services. It frequently takes several months to finalize a sale and the sale must often be approved by a number of management levels within the customer organization. The implementation and deployment of our products requires a significant commitment of resources by our customers and third-party and/or our professional services organizations.

WE ARE DEPENDENT ON IBM FOR MARKETING OF OUR SOLUTIONS AND FOR THE MANAGEMENT AND SECURITY OF OUR NETWORK INFRASTRUCTURE.

We have an alliance with IBM for co-marketing and customer support. IBM has historically exercised substantial discretion and control over such marketing and support including financial resources devoted to marketing and the compensation of its sales and support personnel. While our future plans call for us to take over a substantial portion of our sales and marketing activities, we may not be able to do so effectively. Therefore, IBM's decisions and performance with respect to these matters have a material impact on our ability to market our products and services. IBM is under no contractual obligation to continue to market our products and services. A decision by IBM to cease or reduce substantially its marketing efforts would have an immediate and material adverse effect on our financial condition and results of operations. There can be no assurance that, in such an event, we would succeed in alternative sales methods.

In addition, we depend on IBM Global Network for certain services relating to the QCS.net Network, including maintenance of communications lines and management of network data centers. IGN may terminate its performance of these services for us at any time. If IGN were to terminate these services, we would have to obtain them from another service provider or perform them ourselves. There can be no assurance that we would be able to obtain or perform these services on a timely or cost-effective basis. If we were able to obtain such services from a third party, we would be entirely dependent on them to manage and maintain our network infrastructure and to provide security for.

WE DEPEND ON OUR KEY PERSONNEL.

Our future performance depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our direct sales and research and development organizations. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

WE DEPEND ON INCREASING USE OF THE INTERNET AND ON THE GROWTH OF ECOMMERCE. IF THE USE OF THE INTERNET AND ECOMMERCE DO NOT GROW AS ANTICIPATED, OUR BUSINESS WILL BE SERIOUSLY HARMED.

Our QCS.net Network depends on the increased acceptance and use of the Internet as a medium of commerce on a global basis. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

Our business would be seriously harmed if:

         - Use of the Internet, the web and other online services does not continue to increase or increases more slowly than expected;

         - The infrastructure for the Internet, the web and other online services does not effectively support expansion that may occur; or

         - The Internet, the web and other online services do not create a viable commercial marketplace, inhibiting the development of eCommerce and reducing the need for our products and services.


WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

The Company is actively seeking additional capital investment to fund operations into the future. We expect the net proceeds from this offering will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Additional risk factors are discussed in more detail in the risk factor section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

PART II           OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 4, 1999, the Company issued 776,700 shares of Common Stock in exchange for the same number of Series A preferred shares at the election of the series A shareholder converted under the term and conditions of the November 22, 1994 Series A Convertible Preferred Stock Purchase Agreement.

Effective March 31, 1999 the Company cancelled 66,700 shares of Common Stock which we held as collateral for a Common Stock Subscription Receivable for $200,100 which the Company has deemed to be uncollectable.

ITEM 5            OTHER INFORMATION

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

On May 12, 1999, the Company determined to change its fiscal year end from June 30, to March 31. The Company expects to file its transition report on Form 10-KSB in June 1999, covering the transition period from its previous fiscal year ended June 30, 1998 to its new fiscal year ended March 31, 1999.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS

                  Exhibit 27 - Financial Data Schedule

         B.       REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter for which this report is filed.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1999                        QCS.net CORPORATION

                                            By:  /s/ Sean Maloy
                                               ----------------
                                            Sean Maloy,
                                            President, Chief Executive Officer,
                                            Acting Chief Financial Officer