Form 10KSB
period 1999-03-31
QCS NET CORP
filed 1999-06-21
CIK 825517

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

/ /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended __________.

/X/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from July 1, 1998 to March 31, 1999

                       Commission File Number: 33-18600-D
                              QCS.NET CORPORATION
                 (Name of small business issuer in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                                   98-0132465
                      (IRS Employer Identification Number)

______________650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA 94041_____________
                    (Address of Principal Executive Offices)

_________________________________(650) 966-1214_________________________________
                          (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 Par Value per share

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days    (X) YES ( ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB    (  )

The Issuer's revenues for the nine months of fiscal year ended March 31, 1999 were $740,997.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of June 4, 1999 was $26,961,337.

The number of shares of Common Stock, par value $.001 per share, outstanding as of June 4, 1999 was 23,010,874.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Issuer's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before June 18, 1999 in connection with the Issuer's Annual Meeting of Stockholders to be held on July 20, 1999 and is incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format:                    ( ) YES (X) NO

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                  PART I
  Item 1.    Business......................................................................................           3
  Item 2.    Properties....................................................................................          19
  Item 3.    Legal Proceedings.............................................................................          19
  Item 4.    Submission of Matters to a Vote of Security Holders...........................................          19

                                                  PART II
  Item 5.    Market For Common Equity and Related Stockholders Matters.....................................          20
  Item 6.    Management's Discussion and Analysis of Financial Condition and Result of
             Operations....................................................................................          21
  Item 7.    Financial Statements..........................................................................          27
  Item 8.    Changes In And Disagreements With Accountants On Accounting And Financial
              Disclosure...................................................................................          28

                                                 PART III
  Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(A) of the Exchange Act of the Registrant..........................................          28
  Item 10.   Executive Compensation........................................................................          28
  Item 11.   Security Ownership of Certain Beneficial Owners and Management................................          28
  Item 12.   Certain Relationships and Related Transactions................................................          28

                                                  PART IV
  Item 13.   Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K..................          29

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

HISTORY OF THE COMPANY

    QCS.net Corporation (the "Company" or "QCS") was founded in 1993 in France by Marcel van Heesewijk, our Chairman, to develop desktop software that would enable retailers to manage their preorder merchandise sourcing activities over a private network. Concurrent with our formation, we established a relationship with Carrefour, a major world-wide retailer headquartered in France, that enabled us to develop a thorough knowledge of the systems, processes and forms required by retailers and their merchandise suppliers to effectively source merchandise on a global basis. In 1994, we merged with a publicly-held Colorado corporation as a means of raising capital to further develop our business, and moved our headquarters from France to California. By the end of 1994, we had successfully developed a proprietary desktop software solution that enabled retailers and their merchandise suppliers to transact sourcing activities over a private network. In late 1996, we entered into a strategic alliance agreement with IBM for global sales, marketing and infrastructure support, becoming an IBM partner for eBusiness.

    The Company is incorporated in Delaware and its shares of Common Stock are traded on the OTC Bulletin Board under the symbol QCSC. The Company intends to change its corporate name to SourcingLink.net, Inc. (See Item 4.) Pending that change the Company is adopting such name as a fictitious business name. The Company's principal office is located at 650 Castro Street, Suite 210, Mountain View, CA 94041 and its telephone number is (650) 966-1214. The Company's home page on the Internet can be located at www.QCS.net.

TRANSITION TO WEB-ENABLED SOFTWARE

    While we were successful in launching the desktop solution to a number of retailers, the product's relatively high installation and support costs and private network nature created barriers for wide adoption and restricted the number of potential users. We also recognized that the Internet would become the standard for business-to-business eCommerce. In 1997, we began to web-enable our proprietary software to substantially reduce the connectivity cost and enable broader distribution of our solution. During 1998, we completed this development effort and pilot tested our Internet solution with PETsMART, a major U.S.-based pet food and supply specialty retailer, and Promodes, a leading European operator of hypermarkets. Based upon the successful completion of these pilots, we believe we have successfully transitioned from a proprietary desktop software solution to a secure Internet-based communications system, and are well positioned to benefit from first-to-market advantages. PETsMART is currently rolling out our Internet solution to its entire supplier base and Promodes is rolling out our Internet solution to its central buying organization's merchandise suppliers. Carrefour is now transitioning from our desktop software solution to our Internet solution in anticipation of rolling out our solution to its central buying organization's merchandise suppliers.

INDUSTRY BACKGROUND

BUSINESS-TO-BUSINESS ECOMMERCE SOLUTIONS FOR THE RETAIL MARKET

    The global retail industry is characterized by intense competition, consolidation and tightening profit margins. Consumers increasingly are more discerning and demand that retailers offer more value in return for the consumers' purchasing dollars. To maintain market share and operate profitably, retailers must offer more desirable products and prices while optimizing factors such as product variety, inventory carrying costs, retail prices and costs of goods. The average large department store carries more than one hundred thousand stock keeping units, or SKUs, at any given time, each unique in terms of product style, size, color, features and packaging. Retailers need to source these SKUs from hundreds, or in some cases thousands, of merchandise suppliers globally.

    The merchandising workflow activities of the sourcing and procurement of the retailer's merchandise are divided into three functions: 1) preorder or "sourcing," 2) order and post-order, and 3) reorder marketing.

    In order to locate, qualify, initiate, negotiate, purchase, track, receive and pay for merchandise, retailers and merchandise suppliers must communicate and often exchange large amounts of data about products and transactions. In our global supplier marketplace, this process often occurs over different time zones, using different methods and many languages. With increasingly competitive retail markets, where productivity and use of information can affect profit margins, the ability to capture and manage this information faster and more efficiently than the competition is crucial to success.

    In an effort to increase the efficiency of the order and post-order functions, the largest retailers were early adopters of electronic procurement technologies, primarily in the form of EDI managed over private value added network services, or VANs. While EDI represents an advancement over paper-based ordering systems, EDI only addresses the order and post-order function of basic transactional data, and does not support the automation of preorder merchandise sourcing, which comprises the majority of the work involved in acquiring merchandise. In addition to addressing only a limited portion of the workflow, traditional EDI systems are based on closed and proprietary system technologies and can be expensive to develop, making them cost prohibitive for most retailers and merchandise suppliers.

    Conversely, traditional preorder merchandise sourcing processes have remained largely unstructured, using paper based processes, telephone calls, faxes, courier services, travel and personal visits. This error prone, time-consuming and expensive process makes it difficult for retail merchandise buyers to easily compare different merchandise and for senior management to monitor the buying practices of their merchandise buyers. Many retailers and merchandise suppliers dedicate costly resources to the manual entry of sourcing information. Retailers spend significant resources in identifying, locating and qualifying potential merchandise suppliers, while merchandise suppliers spend significant resources on customer acquisition and sales costs, including the production and distribution of paper catalogs and samples. In addition to these inefficiencies, the current sourcing process can also lead to less than optimal merchandise buying. The result is often a misalignment between what the consumers want and what is actually on the store shelf, leading to lost sales, price discounts and unsold merchandise.

    Due to these factors, retailers and merchandise suppliers have a compelling need to automate the preorder merchandise sourcing function. The global reach and ease of access of the Internet make it an ideal enabling technology to facilitate this automation. However, retailers and merchandise suppliers have historically not had the service and software providers who understand the unique requirements of the retail industry and who can provide a reliable and secure system which enables them to manage their sourcing transactions over the Internet. We believe our solution is uniquely positioned to take advantage of this market opportunity.

OVERVIEW OF THE QCS.NET SOLUTION

    QCS.net has developed a cost-effective, comprehensive Internet-based solution for business-to-business eCommerce that provides retailers and merchandise suppliers with a reliable and secure system enabling them to manage their preorder merchandise sourcing transactions. Our solution uses our proprietary software to organize and automate a broad range of sourcing activities, thereby significantly improving productivity and reducing costs. We believe the ease of use and low cost implementation and maintenance of our solution brings these capabilities within reach of a large number of retailers and merchandise suppliers.

FEATURES AND FUNCTIONS OF THE QCS.NET SOLUTION

    The QCS.net solution automates and organizes the preorder merchandise sourcing function of merchandise for retailers and their merchandise suppliers. Our solution enables the retailers and merchandise suppliers to electronically:

               RETAILER                             MERCHANDISE SUPPLIER
--------------------------------------  ---------------------------------------------
    - Create their own supply chain         - Create their own supply chain
      management extranet with their        management extranet with their existing
      existing merchandise suppliers          retailers using our turnkey solution.
      using our turnkey solution.

    - Publish their company profile,        - Publish their company profile, where
      where they present themselves to      they present themselves to their existing
      their existing merchandise              retailers as well as all other QCS.net
      suppliers as well as all other          subscribers. The profile may include:
      QCS.net subscribers. The profile        name, address, telephone number, annual
      may include: name, address,             revenues, production capacity, plant
      telephone number, annual                locations, contact persons, production,
      revenues, contact persons,              company logo, link to website and other
      company logo, link to website           general information the merchandise
      and other general information           supplier wishes to publish.
      the retailer wishes to publish.

    - Publish company policies and          - Publish company policies and procedures
      procedures (e.g., EDI                   (e.g., selling practices, sample and
      specifications, warehouse proce-        return policies) to all their retailers
      dures, insurance requirements)          on a one-to- many basis.
      to all their merchandise
      suppliers on a one-to-many
      basis.

    - Publish confidential company          - Receive on-line updates from their
      information on one-to-one or          customers for items such as inventory
      need to know basis (e.g.,               status or accounts receivable.
      inventory status per
      distribution center for
      replenishment or accounts
      payable per a merchandise
      vendor).

    - Configure accessibility for           - Configure accessibility for their
      their buying organization             selling organization according to
      according to individual settings        individual settings and preferences.
      and preferences.

    - Create their own customized           - Create their own customized forms,
      forms, which, if desired, will        which, if desired, will have the same
      have the same look and feel as          look and feel as the forms they are
      the forms they are used to work         used to work with on paper.
      with on paper.

    - Define mandatory data fields for      - Define mandatory data fields for all
      all customized forms to ensure        customized forms to ensure complete data
      complete data submission.               submission.

               RETAILER                             MERCHANDISE SUPPLIER
--------------------------------------  ---------------------------------------------
    - View electronic catalogs, select      - Create electronic catalogs to be viewed
      products and compare product          by one or several merchandise buyers.
      specifications and terms among          Catalogs include digitized images, full
      multiple merchandise suppliers;         product description, size and
      generate requests for proposals,        dimensions, price conditions,
      or RFP's.                               warranties, logistics and shipping
                                              information, manufacturing lead times,
                                              import and tariff information, and
                                              packaging options.

    - Transmit RFP's to one or              - Receive RFP's from merchandise buyers
      multiple merchandise suppliers        in a standard format.
      in a standard format.

    - Receive offers in response to         - Respond to RFP's and negotiate with
      RFP's and negotiate the offers.       merchandise buyers.

    - Create internal merchandise           - Create internal merchandise catalogs
      catalogs for access by other          for access by other internal salespeople.
      internal merchandisers.

    - Create and maintain their own         - Import product data from in-house
      internal catalogs selected from       applications automatically into QCS.net.
      the merchandise suppliers'
      offers which can be directly
      downloaded into their own
      product databases.

    - Integrate their order management      - Enable integration of EDI capabilities
      system (EDI-based or manual) to         which may be a pre-requisite to
      QCS.net and send electronic             transact business with the retailer.
      orders to their merchandise
      suppliers.

    - Transmit electronic purchase          - Receive electronic purchase orders
      orders to all of their                without installing EDI software.
      merchandise suppliers.

    - Receive electronic advance            - Transmit electronic advance shipping
      shipping notices which can be           notices to their buyers.
      imported into the retailer's in-
      house management information
      systems.

    - Locate new merchandise suppliers      - Locate new merchandise buyers using the
      using the search capabilities of        search capabilities of QCS.net. Access
      QCS.net. Access is provided to          is provided to retail company profile
      supplier company profile and            including supporting merchandise
      electronic catalogs.                    categories.

    The merchandise supplier's information is entered in a standard format and is "mapped" using proprietary software incorporating virus scanning functions by the QCS.net solution. The information is then transmitted and displayed to each retailer in their specified format. Our software resides on a dedicated and secure server hosted by IBM. This centrally managed clearinghouse approach enables retailers and merchandise suppliers to transmit information without customizing their information to meet each other's specific requirements. This ensures compatibility with a large number of proprietary systems.

    The QCS.net solution can be accessed from any PC via the Internet using a password and user ID and is available 24 hours a day, seven days a week. Communication on the QCS.net solution is private and secure.

    Although it is not our primary business focus, we offer Internet EDI using IBM's EDI mailbox and EDI-to-Domino translation services. Merchandise suppliers can access EDI information from a simple web browser and communicate while all EDI messages are automatically "mapped" to the retailer's in-house EDI system.

BENEFITS OF OUR SOLUTION FOR RETAILERS AND MERCHANDISE SUPPLIERS

- LOW IMPLEMENTATION AND MAINTENANCE COSTS

  Our solution presents the retailers and merchandise suppliers a turnkey solution to fully automate their merchandise sourcing processes with minimal up-front investment. Our solution can be easily integrated with a retailer's and merchandise supplier's existing in-house management information system with appropriate "firewalls." In addition, the maintenance expense associated with the QCS.net solution is included in the fixed monthly subscription fee. Our solution enables a merchandise supplier to connect with as many retailers as it desires for the same monthly subscription fee. As a result, the merchandise supplier is able to leverage its up-front investment for connecting to the service and the creation of electronic offerings.

- INCREASED PRODUCTIVITY AND LOWER COSTS OF DOING BUSINESS

  Our solution significantly improves the productivity while lowering the costs of sourcing activities by enabling retailers and merchandise suppliers to eliminate the current inefficient, time consuming and expensive methods of sourcing. Retailers and merchandise suppliers are able to more precisely deliver information and compare merchandise, obtain lower merchandise costs, expedite negotiations, shorten merchandise development and buying cycles, reduce errors and conflicts by recording communications, eliminate the need for manual entry of sourcing data, increase quality assurance, reduce inventory and reduce communication and travel expenses. Our solution also allows retailers and merchandise suppliers to transmit requests for proposals, or RFPs, catalogs and other information at a significantly lower cost than paper-based methods. In addition, the retailer's senior management is able to closely monitor and enforce compliance with sourcing policies.

- MORE EFFECTIVE BUYING DECISION

  Our solution enables retailers to make buying decisions more accurately with more information and closer to the selling season, resulting in improved inventory turnover and fewer discounts and unsold products. Our solution enables merchandise suppliers to provide product and pricing information directly to the merchandise buyer's desktop, reducing miscommunication and improving customer service. Once retrieved by retail merchandise buyers, data from participating merchandise suppliers is computer accessible in the retailer's standard formats, thereby permitting a meaningful and efficient comparison of products offered by multiple merchandise suppliers.

- INCREASED RETAILER AND MERCHANDISE SUPPLIER CONNECTIVITY

  The global availability of access to the Internet, combined with our fixed price model and the global support of our strategic partner, IBM, makes connectivity very affordable and provides a compelling cost effective solution to the retailer and merchandise supplier. Our solution significantly reduces the cost, and improves the ease, of communication between retailers and merchandise suppliers, enabling retailers to communicate electronically for the first time with substantially all of their merchandise suppliers. If either party desires, information can be connected into their existing legacy system or Enterprise Resource Planning applications such as SAP, Peoplesoft or BAAN. Our solution can also support EDI transactions. Once connected to QCS.net, a retail buyer can create its supply chain extranet with existing merchandise suppliers and can also access product information from other subscribing merchandise suppliers based upon standardized product categories. In addition, a merchandise supplier is able to electronically communicate with a broader range of retailers.

- ENHANCED REVENUE OPPORTUNITIES

  Using the QCS.net solution, the merchandise supplier can create an extranet with all of its retailer customers for the fixed monthly subscription fee. The merchandise supplier can submit information about itself, its product offerings and its electronic catalogs to be viewed by all or certain QCS.net subscribers. The merchandise supplier can send its catalog to any retail merchandise buyer in the world who has an e-mail address that has been registered with QCS.net by the merchandise supplier or the retailer. The QCS.net solution allows merchandise suppliers to update their catalogs, send portions of their product catalogs to global listings and to send confidential customized and detailed offers from their catalogs to merchandise buyers on a point-to-point mode. As a result, the merchandise supplier can significantly increase the efficiency of its selling activities, improve its relationships with buyers and increase its revenue and profitability. The retailer, by streamlining the sourcing process and having access to a wider group of merchandise suppliers and information, is able to improve product selection and availability while reducing costs, thereby enhancing revenue and profitability.

SALES AND MARKETING AND IBM STRATEGIC ALLIANCE

    Our initial strategic alliance agreement with IBM provided that we would primarily rely upon IBM for our sales effort. As part of our new strategy, we are currently renegotiating our strategic relationship with IBM in an effort to reduce our reliance on IBM for the sales and marketing of our solution. As such, we are establishing an internal sales and marketing force in order to build direct relationships with our retailer customers allowing a more rapid penetration of the market and better customer feedback.

    We currently anticipate that, under this new agreement, IBM will continue to provide certain worldwide marketing services for our solution. We further anticipate that, under a separate agreement, we will continue to purchase our global infrastructure and customer support from IBM. Our solution will remain a part of IBM's global supply chain solutions products and services portfolio and will continue to be marketed under IBM's e-business marketing initiatives for the retail industry.

    We have been and will continue to focus our sales and marketing efforts on developing flagship reference accounts in selected retail segments. We believe once retailers adopt our solution, they will strongly encourage their merchandise suppliers to use our solution for all of the preorder merchandise sourcing functions including catalog submission, specifications, RFPs, negotiations and offer sheets. Upon selection of our solution by the retailer, the retailer will notify its merchandise suppliers and will provide us with a contact list for our follow-up. We then provide each merchandise supplier with information regarding our solution, together with the necessary documentation for subscription to our solution. Through our online help menu and the IBM global help-desk, we assist the merchandise supplier in initializing our solution, training its personnel, developing its electronic catalog and electronically communicating with its retailers. In addition, our solution enables the merchandise supplier to connect to all of its retail customers for the same fixed monthly or annual subscription fee. This benefit not only provides additional value to the merchandise supplier, but also motivates it to recommend our solution to its other retailer customers. These recommendations allow us to target these additional retailers and, in turn, their merchandise suppliers.

TECHNOLOGY AND INFRASTRUCTURE

    Since 1997, our development has been focused on our web-enabled solution which capitalizes on the connectivity, flexibility and low-cost offered by the Internet. Our solution is available to any supplier or retailer organization with a standard Internet connection. Access to our solution is achieved through local Internet Service Providers using TCP/IP protocol over the Internet and standard web browsers (Netscape Navigator or Microsoft Internet Explorer). The back-end architecture of our solution is built using IBM's Lotus Domino-TM-technology, which allows shared database replication, user authentication and controlled access, messaging and workflow management and offers support of industry standards such as HTTP, SSL or SMTP.

    We maintain our hub servers externally under a facility management agreement with IBM. Documents exchanged between our subscribers are encrypted using Lotus Notes-TM- secure protocol and the standard SSL protocol over the Internet. Both provide the highest level of security permitted by U.S. export laws.

    We are also capable of handling traditional EDI transactions, such as purchase orders, invoicing, advance shipping notices and shipping tracking data using IBM's EDI mailbox and EDI-to-Domino translation services. The supplier can access EDI messages from a simple web browser and carry out trading dialogue while all EDI communications are automatically "mapped" to the retailer's in-house EDI system.

DEVELOPMENT

    We use a strategy that combines internal development, alliances and licensing of applications from third parties. New product development and enhancements of our existing solution are typically performed internally. Responsibilities include design, development, documentation and quality control. Contractors and third party companies are involved in non-critical projects.

COMPETITION

    The market for business-to-business eCommerce solutions in general, and supply chain management solutions in particular, is extremely competitive, evolving and characterized by continuous rapid development of technology. Competition to capture business users is intense and is expected to increase dramatically in the future, which will likely result in price reductions, reduced profit margins and a decrease in our market share, which could have a serious adverse impact on our business.

    We believe we are one of the few companies currently focused on organizing and automating the preorder merchandise sourcing process over the Internet. Furthermore, we believe we are the only company addressing preorder merchandise sourcing with our type of business strategy. We address the preorder and post-order sourcing and procurement needs of major retailers by offering a comprehensive, independent, industry standard solution.

    Indirect competitors are traditional VAN solution providers that have extended their VAN connections over the Internet and new Internet companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within existing portals. Companies which offer EDI over VANs include General Electric Information Services, Sterling Commerce, Harbinger Corporation, QRS Inc. and IBM. Companies which offer exchange solutions include VerticalNet, Wiznet (E.C. Portal), Commerce One, Netscape, Ariba.com and Cyber Merchants Exchange, Inc. Some of these companies have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with certain of our current and potential retailer or supplier customers and have extensive knowledge of our industry. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, giving them a more comprehensive solution than our solution, which could adversely affect our business. We expect that additional established and emerging companies will seek to enter our market as it continues to develop and expand.

    We believe that the primary competitive factors that will influence the success of companies seeking to provide supply chain management solutions will be industry knowledge, value-added content, product features, quality and performance, attractive pricing, global reach and information management capabilities. Although we believe that our solution effectively addresses these factors, our market is relatively new and rapidly evolving. We may not be able to compete successfully against future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

INTELLECTUAL PROPERTY RIGHTS AND OTHER PROPERTY RIGHTS

    We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and copyright and trademark laws.

    We require our customers to enter into agreements which impose restrictions on their ability to utilize our service and prohibit unauthorized use or copying of the software incorporated in our service. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to our solution will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

    We may not develop proprietary products or technologies that are patentable and it is possible that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

    We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our service to perform key functions. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of new versions of our service until equivalent technology can be identified, licensed or developed and integrated into our service. These delays, if they occur, could seriously harm our business.

    We intend to apply for registration of our name and logo as trademarks in the United States and certain other foreign countries. The trademark applications will be subject to review by the applicable governmental authority, may be opposed by private parties and the trademarks may not issue.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our service is difficult, and while we are unable to determine the extent to which such unauthorized use or piracy of our software exists, there can be expected to be persistent problems. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our service or design around patents issued to us or our other intellectual property.

    There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that providers of eCommerce solutions will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in the introduction of new technology or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

EMPLOYEES

    The Company currently has 23 full time employees, including three in sales and marketing, nine in engineering and development, four in field operations, and seven in management and administrative support functions. As of June 2, 1999, one of these employees was located in Hong Kong and the remaining employees were located in the United States. Our employees are not represented by a labor union and we believe that our relations with our employees are good.

RISK FACTORS

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

                         RISKS RELATED TO OUR BUSINESS

WE ARE AN EARLY-STAGE COMPANY. OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT
  TO EVALUATE OUR FUTURE PROSPECTS.

    We were founded in 1993 and have a limited operating history. Our limited operating history makes the evaluation of our future prospects difficult or impossible. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. To address these risks, we must, among other things, continue to upgrade our technology, commercialize products incorporating such technology, continue to attract, retain and motivate qualified persons and respond to competitive developments. Since competition for experienced information technology personnel is intense, we cannot be certain that we will be able to attract such required personnel. There can be no assurance that we will be successful in addressing such risks. If we do not successfully address these risks, our business will be seriously harmed.

    The growth of our quarterly revenues is especially subject to fluctuation because it depends on the adoption of our solution by a small number of relatively large retailers, who then strongly encourage their merchandise suppliers to subscribe to our solution. As a result, the growth of our quarterly revenue may be effected if we are unable to complete one or more substantial retailer rollouts in any given quarter. Therefore, if we do not attract a sufficient number of retailers who adopt our solution in a particular quarter, our revenues in future periods could be lower than expected. See Item 6 for detailed information on our limited operating history.

THE MARKET FOR OUR SOLUTION IS AT AN EARLY STAGE. WE NEED A CRITICAL MASS OF
  RETAILERS AND THEIR MERCHANDISE SUPPLIERS TO IMPLEMENT AND USE OUR SOLUTION.

    The market for Internet-based supply chain management solutions and services is at an early stage of development. Our success depends on a significant number of large retailers implementing our solution and requiring their merchandise suppliers to subscribe to our solution. The implementation of our solution by major retailers and their merchandise suppliers is controlled by multiple parties in the retail organization. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our solution will depend on leveraging our existing customers as reference accounts. As of May 31, 1999, only three retailers had adopted our solution and approximately 400 merchandise suppliers had subscribed to our Internet solution. Accordingly, our solution may not achieve significant market acceptance. Unless a critical mass of retailers and their merchandise suppliers implement our solution, our solution may not achieve widespread market acceptance and our business would be seriously harmed.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

    We incurred net losses of $2.8 million in fiscal 1998 and $1.5 million in fiscal 1999. Fiscal 1999 is a nine month accounting period. As of March 31, 1999, we had an accumulated deficit of approximately $14.4 million. The report of our independent accountants accompanying our consolidated financial statements notes that our recurring operating losses raise substantial doubt about our ability to continue as a going concern, however, note 2 to our consolidated financial statements described management's plan in regard to these matters. We expect to derive substantially all of our revenues for the foreseeable future from subscription fees for our solution, which is based on an unproven business model. Although these revenues have grown slightly in the most recent quarter, we may not be able to sustain growth in the future necessary to achieve profitability. In fact, we may not have any revenue growth, and our revenues could decline. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future. See
Item 6 for more detailed information.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. IF WE
  FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

    Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our Common Stock.

    Our quarterly operating results may vary depending on a number of factors, including:

    - Demand for our solution and services;

    - Actions taken by our competitors, including new product introductions and enhancements;

    - Delays or reductions in spending for, or the implementation of, supply chain management solutions by our potential customers as companies attempt to stabilize their computer systems prior to January 1, 2000 in order to reduce the risk of computer system problems associated with the Year 2000;

    - Ability to scale our network and operations infrastructure;

    - Ability to develop, introduce and market new solutions and enhancements to our existing solution on a timely basis;

    - Changes in our pricing policies or those of our competitors;

    - Ability to expand our sales and marketing operations, including hiring additional sales personnel;

    - Size and timing of sales of our solution and services;

    - Success in maintaining and enhancing existing relationships and developing new relationships with strategic partners;

    - Ability to control costs;

    - Technological changes in our markets;

    - Deferrals of customer subscriptions in anticipation of new enhancements or features of our solution;

    - Customer budget cycles and changes in these budget cycles; and

    - General economic factors.

    We plan to increase our operating expenses substantially to expand our sales and marketing operations, fund greater levels of product development, increase general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected.

    In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results. See Item 6 for detailed information on our quarterly operating results.

WE EXPECT TO DEPEND ON OUR SOLUTION FOR SUBSTANTIALLY ALL OF OUR REVENUES FOR
  THE FORESEEABLE FUTURE.

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

IMPLEMENTATION OF OUR SOLUTION BY LARGE RETAILERS IS TIME CONSUMING. WE
  FREQUENTLY EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES.

    Our supply chain management solution is an enterprise-wide solution that must be deployed with many users within a large retailer's sourcing organization. Its adoption by large retailers is characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our product, including product benefits, integration, interoperability with existing computer systems, scalability, functionality, security and reliability. As a result, we must educate potential customers on the use and benefits of our solution. It frequently takes several months to finalize a retailer commitment to adopt our solution and the commitment must often be approved by a number of management levels within the customer organization. The implementation of our solution requires a commitment of resources by our customers and third-party and professional services organizations. Delay of these commitments may adversely affect our financial results of any particular quarter.

WE CURRENTLY DEPEND ON IBM FOR MARKETING OF OUR SOLUTION AND FOR THE MANAGEMENT
  AND SECURITY OF OUR NETWORK INFRASTRUCTURE.

    We have an alliance with IBM for co-marketing and customer support. We are currently dependent on IBM for most of our marketing and support activities. Therefore, IBM's decisions and performance with respect to these matters have a material impact on our ability to market our solution. While we are currently negotiating new agreements to cover our relationship, and our future plans call for us to take over a substantial portion of our sales and marketing activities, we may not be able to do so effectively. IBM is under no contractual obligation to continue to market our solution. A decision by IBM to cease or reduce substantially its marketing efforts would have an immediate and material adverse effect on our financial condition and results of operations. There can be no assurance that, in such an event, we would succeed in alternative sales methods.

    In addition, we depend on IBM Global Network, or IGN, for certain services relating to our infrastructure, including maintenance of communications lines and management of network data centers. IGN may terminate its performance of these services for us at any time. If IGN were to terminate these services, we would have to obtain them from another service provider or perform them ourselves. There can be no assurance that we would be able to obtain or perform these services on a timely or cost-effective basis. If we were able to obtain such services from a third party, we would be entirely dependent on them to manage and maintain our network infrastructure and to provide security for it.

WE FACE INTENSE COMPETITION. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR
  BUSINESS WILL BE SERIOUSLY HARMED.

    The market for business-to-business eCommerce solutions in general, and supply chain management solutions in particular, is extremely competitive, evolving and characterized by continuous rapid development of technology. Competition to capture business users is intense and is expected to increase dramatically in the future, which will likely result in price reductions, reduced profit margins and a decrease in our market share, which could have a serious adverse impact on our business.

    Indirect competitors are traditional VAN solution providers that have extended their VAN connections over the Internet and new Internet companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within existing portals. Companies which offer EDI over VANs include General Electric Information Services, Sterling Commerce, Harbinger Corporation, QRS Inc. and IBM. Companies which offer exchange solutions include VerticalNet, Wiznet (E.C. Portal), Commerce One, Netscape, Ariba.com and Cyber Merchants Exchange, Inc. Some of these companies have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, giving them a more comprehensive solution than our solution, which could adversely affect our business. We expect that additional established and emerging companies will seek to enter our market as it continues to develop and expand. We may not be able to compete successfully against future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

WE DEPEND ON THE INTRODUCTION OF NEW VERSIONS OF OUR PROPRIETARY SOLUTION AND ON
  ENHANCING THE FUNCTIONALITY AND SERVICES OFFERED BY OUR SOLUTION.

    If we are unable to develop new software or enhancements to our existing solution on a timely and cost-effective basis, or if new software or enhancements do not achieve market acceptance, our business would be seriously harmed. The life cycle of our solution is difficult to predict because the market for our solution is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of services employing new technologies and emerging industry standards could render our existing solution obsolete and unmarketable.

    To be successful, our solution must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance. In developing new features of our solution, we may:

    - Fail to develop and market features that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

    - Encounter products, capabilities or technologies developed by others that render our solution obsolete or noncompetitive or that shorten the life cycles of our existing solution;

    - Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new features; or

    - Fail to develop new features that adequately meet the requirements of the marketplace or achieve market acceptance.

OUR SOFTWARE MAY CONTAIN ERRORS OR DEFECTS.

    Our software is complex and, accordingly, may contain undetected errors or failures when first introduced. This may result in loss of, or delay in, market acceptance of our solution. We have in the past discovered programming errors in our new releases after their introduction. We have experienced delays in release and customer frustration during the period required to correct these errors. We may in the future discover errors, including Year 2000 errors and additional scalability limitations, in new versions after release.

WE DEPEND ON OUR KEY PERSONNEL.

    Our future performance depends on the continued service of our senior management, product development and sales personnel, in particular Marcel van Heesewijk, our Chairman, and Sean Maloy, our President and Chief Executive Officer. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our direct sales and product development organizations. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

PROTECTION OF OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATE.

    We depend on our ability to develop and maintain the proprietary aspects of our solution. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

    We do not sell our software and we require our customers to enter into user agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to our solution will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solution or to obtain and use information that we regard as proprietary. Policing unauthorized use of our solution is difficult, and while we are unable to determine the extent to which unauthorized use exists, can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our solution or design around patents issued to us or our other intellectual property.

    There has been a substantial amount of litigation in the Internet industry regarding intellectual property rights. It is possible that in the future, third parties may claim that we or our current or potential future solutions infringe their intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in the introduction of new versions or features or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

    We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on licenses of IBM's Lotus Domino software for our solution, and may in the future be dependent on developers' licenses from enterprise resource planning, database and other system software merchandise suppliers in order to ensure compliance of our solution with their systems. We may not be able to obtain any required third party intellectual property in the future.

IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE AND
  IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

    We currently plan to hire a significant number of employees and to expand the geographic scope of our customer base and operations. This expansion will result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. We may encounter difficulties in transitioning to new management information software systems and our personnel, systems, procedures and controls may be inadequate to support our future operations.

OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL
  OPERATIONS.

    We market our solution to retailers worldwide, and historically have derived a significant portion of our revenues from international sales. As such, we are subject to a number of risks associated with international business activities. These risks generally include:

    - Seasonal fluctuations in purchasing patterns;

    - Unexpected changes in regulatory requirements;

    - Tariffs, export controls and other trade barriers;

    - Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

    - Difficulties in managing and staffing international operations;

    - Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

    - The burdens of complying with a wide variety of foreign laws;

    - The risks related to global economic turbulence and adverse economic circumstances;

    - Political instability; and

    - Currency exchange rate fluctuations.

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES.

    The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Although we believe that our internally developed systems and technology are Year 2000 compliant, our information technology systems nevertheless could be substantially impaired or cease to operate due to Year 2000 problems. Additionally, we rely on information technology supplied by third parties, and our participating sellers also are heavily dependent on information technology systems and on their own third-party merchandise supplier systems. Year 2000 problems experienced by us or any of these third parties could materially adversely affect our business. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem.

    Many of our customers and potential customers have implemented policies that prohibit or strongly discourage making changes or additions to their internal computer systems until after January 1, 2000. We will experience lower net revenues if potential customers who might otherwise subscribe to our solution delay such subscriptions until after January 1, 2000 due to the risk of Year 2000 issues. If our potential customers delay subscribing to our solution in anticipation of the Year 2000 problem, our business would be seriously harmed.

    We cannot guarantee that any of our participating retailers or merchandise suppliers will be Year 2000 compliant in a timely manner, or that there will not be significant interoperability problems among information technology systems. We also cannot guarantee that retailers and merchandise suppliers will be able to use our solution without serious disruptions arising from the Year 2000 problem. Given the pervasive nature of the Year 2000 problem, we cannot guarantee that disruptions in other industries and market segments will not adversely affect our business. Moreover, the costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant. In the event that we experience disruptions as a result of the Year 2000 problem, our business could be seriously harmed.

OUR BUSINESS COULD BE AFFECTED AS A RESULT OF ANY FUTURE ACQUISITIONS.

    In order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our business.

                     RISKS RELATED TO THE INTERNET INDUSTRY

WE DEPEND ON INCREASING USE OF THE INTERNET AND ON THE GROWTH OF ECOMMERCE. IF
  THE USE OF THE INTERNET AND ECOMMERCE DO NOT GROW AS ANTICIPATED, OUR BUSINESS WILL BE SERIOUSLY HARMED.

    Our success depends on the increased acceptance and use of the Internet as a medium of commerce on a global basis. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business would be seriously harmed if:

    - Use of the Internet, the web and other online services does not continue to increase or increases more slowly than expected;

    - The infrastructure for the Internet, the web and other online services does not effectively support expansion that may occur; or

    - The Internet, the web and other online services do not create a viable commercial marketplace, inhibiting the development of eCommerce and reducing the need for our solution.

CAPACITY CONSTRAINTS MAY RESTRICT THE USE OF THE INTERNET AS A COMMERCIAL
  MARKETPLACE.

    The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons. These include:

    - Potentially inadequate development of the necessary communication and network infrastructure;

    - Delayed development of enabling technologies and performance improvements;

    - Delays in the development or adoption of new standards and protocols; and

    - Increased governmental regulation.

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING
  ECOMMERCE.

    A significant barrier to eCommerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or merchandise suppliers, which could disrupt our network or make it inaccessible to customers or merchandise suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches, could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

OUR SOFTWARE SOLUTION MAY EXPERIENCE DELAYS AS A RESULT OF HIGH VOLUMES OF
  TRAFFIC.

    Our solution is currently operating on a limited basis. Our software may not be fully scalable, if the volume of traffic on the website for our solution significantly increases, our solution may experience slower response times or other problems. In addition, users will depend on Internet Service Providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for access to our solution. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users of our solution to perceive this service as not functioning properly and therefore cause them to use other methods to manage their sourcing and procurement activities.

    Even if the Internet infrastructure is adequately developed and maintained, we may incur substantial expenditures in order to adapt our solution to changing Internet technologies. Such additional expenses could severely harm our financial results.

INCREASING GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR, OR IMPOSE SALES AND
  OTHER TAXES ON THE SALE OF OUR SOLUTION AND SERVICES.

    As eCommerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in eCommerce to liability, which could limit the growth of eCommerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for our solution and services.

    We do not collect sales or other similar taxes in respect of registration and subscription fees for the use of our solution. However, one or more states or countries may seek to impose use tax on companies like us. Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been adopted by the U.S. Congress. This legislation could contain a limited time period in which this tax moratorium will apply. In the event that the tax moratorium is imposed for a limited time period, legislation could be renewed at the end of this period. Failure to enact or renew this legislation could allow various states to impose taxes on eCommerce, and the imposition of these taxes could seriously harm our business.

ITEM 2. PROPERTIES

    The Company maintains one office in Mountain View, California occupying approximately 2,148 square feet of space. Our operating lease on this facility expires in September 2000. The employee in Hong Kong is located in an IBM facility. We believe the facility requirements for our expansion plans will be readily available.

ITEM 3. LEGAL PROCEEDINGS

    No legal proceedings were commenced by or against the Company during Fiscal 1999.

    The Company is subject to other legal actions arising in the ordinary course of business. The Company believes that the results of any such actions will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

    The following matters will be submitted to a vote of security holders during the first quarter of the fiscal year ending March 31, 2000 at the 1999 Annual Meeting of the Stockholders on July 20, 1999:

(1) elect five nominees to serve as directors until the next annual meeting of stockholders or until their successors are elected and have qualified;

(2) ratify the adoption of the Company's 1999 Stock Option Plan which authorizes the grant of options to purchase up to 1,000,000 shares of the Company's Common Stock;

(3) ratify the adoption of the Company's Employee Stock Purchase Plan which authorizes the sale of up to 500,000 shares of the Company's Common Stock;

(4) consider and approve the Amended and Restated Certificate of Incorporation which would effect changes to the Company's current Certificate of Incorporation by: (a) changing the Company's name to SourcingLink.net, Inc.,
    (b) increasing the number of authorized shares of Common Stock to 60,000,000 shares, (c) increasing the number of authorized shares of Preferred Stock to 15,000,000 shares, which will provide for 10,000,000 shares of blank check Preferred Stock, and (d) providing for other technical and clarifying amendments;

(5) consider and approve a Certificate of Amendment which would effect a 1-for-4 Reverse Stock Split;

(6) ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal year 2000.

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

                                                                                BID PRICES ($)
                                                                             --------------------
                                                                               HIGH        LOW
                                                                             ---------  ---------
1999
---------------------------------------------------------------------------
First Quarter ended 9/30/98................................................  2.50       0.875
Second Quarter ended 12/31/98..............................................  6.50       0.875
Third Quarter ended 3/31/99................................................  5.625      1.625

1998
---------------------------------------------------------------------------
First Quarter ended 9/30/97................................................  1.1875     0.50
Second Quarter ended 12/31/97..............................................  1.5625     0.4375
Third Quarter ended 3/31/98................................................  1.625      0.50
Fourth Quarter ended 6/30/98...............................................  3.875      1.50

1997
---------------------------------------------------------------------------
First Quarter ended 9/30/96................................................  5.00       2.50
Second Quarter ended 12/31/96..............................................  4.50       3.00
Third Quarter ended 3/31/97................................................  4.125      1.50
Fourth Quarter ended 6/30/97...............................................  1.375      0.625

    As of March 31, 1999, there were approximately 203 holders of record and 427 beneficial holders of the Company's Common Stock and nine holders of the Company's Series A Convertible Preferred Stock for which no market is maintained. The Company has never declared nor paid dividends on its Common Stock and does not anticipate paying dividends on its Common Stock for the foreseeable future. Quarterly dividends of $0.012875 per share began accruing on the Company's Series A Convertible Preferred Stock on November 22, 1994 and began compounding annually on January 1, 1996 (the "Series A Dividend").

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

    On the date of conversion, the accrued Series A Dividend for the Series A Investors was $797,377. The Company issued 660,681 shares of Series A Preferred Stock in payment of the Series A Dividend accrued through June 30, 1998. After issuance of these shares the remaining Series A Dividend payable in arrears was $65,051, which amount represents those dividends accrued with respect to shares of Series A Preferred Stock which were converted to Common Stock prior to June 30, 1998. In September 1998, the Company issued 44,272 shares of Common Stock to a Series A Investor as payment of $55,804 of the Series A Dividend. After payment of these shares, the remaining dividend payable in arrears was $9,247.

RECENT SALES OF UNREGISTERED SECURITIES

    As discussed above, the Company issued 44,272 shares of Common Stock to a Series A investor in September 1998 as payment of $55,804 of the Series A Dividend. These shares of Common Stock were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

    In September 1998, the Company issued 276,091 shares of Common Stock in a private placement at a price of $1.375 per share for net proceeds of $379,505 (the "September Private Placement"). In November 1998, the Company issued 933,333 equity units at $0.75 per unit, each such unit consisting of one share of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price of $1.00 (the "November Private Placement"). The Company received net proceeds of $682,500 for the units sold in the November Private Placement. An additional 1,304,347 units were sold in December 1998 at $1.15 per unit, the net proceeds of which totaled $1,445,337 (the "December Private Placement"), each such unit consisting of one share of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price of $1.75. The shares of Common Stock sold in the September Private Placement and the Units consisting of Common Stock and warrants to purchase Common Stock sold in the November Private Placement and December Private Placement were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

    Additional warrants for 164,330 shares of Common Stock were issued during fiscal 1999 of which a warrant to purchase 150,000 shares of Common Stock at $0.87 is exercisable from February 3, 1999 until February 3, 2002, and warrants to purchase 14,300 shares of Common Stock at prices ranging from $1.14 to $6.65 are exercisable until April 2002. These warrants of Common Stock were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

    During fiscal 1999, the Company issued an aggregate of 1,219,000 incentive stock options and nonqualified stock options to eligible employees, directors and consultants pursuant to the Company's 1997 Stock Option Plan ("the 1997 Option Plan"). The exercise price for such options ranged from $0.969 to $4.00. Such options were issued but not sold, in the view of the Company, and therefore, registration thereof was not required. During the same period, the Company issued an aggregate of 40,000 shares of Common Stock upon the exercise of options under the Company's Stock Option Plan to one former employee. Such shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

    CERTAIN STATEMENTS CONTAINED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND OTHER WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN ITEM 1 OF THIS REPORT. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY SUCH FACTORS OR TO ANNOUNCE PUBLICLY THE RESULTS OF ANY REVISIONS OF THE FORWARD-LOOKING STATEMENTS CONTAINED OR INCORPORATED BY REFERENCE HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

OVERVIEW

    The Company has developed an Internet-based turnkey solution for business-to-business eCommerce that enables retailers to organize, automate and significantly reduce the cost of their preorder merchandise sourcing activities by connecting directly with their retail merchandise suppliers around the globe. The Company's revenues are generated principally from network revenues consisting of fees for access to and use of the Company's solutions. These fees include initial registration fees, fixed monthly or annual subscription fees or "pay-as-you-go" transactional fees.

    Network revenues in prior years were primarily from customer use of the Company's desktop solution. In February 1999, the Company began a rollout of its new Internet solution to selected merchandise suppliers of the Company's retailer subscribers. In conjunction with the launch of the Internet solution, the Company is implementing a new sales and marketing strategy under which such efforts will be conducted internally rather than outsourced to a third party. Also under the new strategy, effective April 1, 1999, the Company discontinued offering the pay-as-you-go transaction based subscription fee option for new subscribers.

    Consulting revenue has been received over the last two years under a contract with IBM. The Company entered into this multi-faceted eCommerce agreement with IBM in the third quarter of fiscal 1998, as an amendment to an earlier 1996 agreement under which the Company became an active participant in IBM's e-commerce group. Under the 1998 contract, referred to as the IBM Agreement or the Agreement in the discussion below, IBM has provided sales, marketing, project management and network, server and other infrastructure support to the Company. Payments to IBM have been based on a percentage of sales under a revenue sharing provision of the Agreement. In addition, the Company has periodically assisted IBM with sales and marketing of the Company's solution, and has billed IBM at cost for such services. These billings to IBM have been recorded as consulting revenue. As a result of the Company's new strategy and intent to bring sales, marketing and project management in-house, the Company does not expect to continue providing or billing these consulting services to IBM.

    Historically, the cost of network revenue consisted primarily of fees paid under the revenue sharing provision of the IBM Agreement, as well as the costs of third party software and the internal costs of maintaining the Company's solution. Payments under the IBM Agreement are for customer support provided by three IBM international solution centers, hosting the Company's applications on network servers in an IBM facilities management environment and IBM-provided sales, marketing and project management services.

    The cost of consulting revenue, which equals the revenue received, consists primarily of payroll related costs of our employees providing those services to IBM.

    Selling, general and administrative expenses consist primarily of personnel-related costs for the Company's sales, marketing and general management functions and other administrative support costs such as external legal and financial services. Product development expenses consist primarily of personnel-related costs for software developers, product managers and quality assurance personnel and payments to outside contractors incurred to develop and enhance the Company's technology.

ACCOUNTING FOR NEW IBM AGREEMENT

    The Company is currently in the process of negotiating new agreements to cover its relationship with IBM. The Company anticipates that the alliance with IBM will continue to include both co-marketing and infrastructure support to the Company. Historically, these costs were based primarily on revenue sharing, and were all included in cost of revenue. If the Agreement is modified effective October 1, 1999, as expected, payments to IBM will be accounted for as described below.

    For the infrastructure portion of the agreement, which includes housing of servers in IBM's secure data management center and global help desk and project management support, the Company will pay

IBM under a combined fixed and variable price structure, based upon the level of service. Payments for these services will be accounted for as cost of revenue.

    For the co-marketing portion of the agreement, which includes services for the active promotion of the Company's preorder merchandise sourcing solution, use of the IBM logo on Company marketing material, including our website, and participation with IBM at its e-commerce trade show booths, payments will be made on a revenue sharing basis and will be accounted for as sales and marketing expense.

ACCUMULATED LOSSES

    From its inception in 1993 through March 31, 1999, the Company has generated an accumulated deficit of $14.4 million. The report of our independent accountants accompanying our Consolidated Financial Statements notes that our recurring operating losses raise substantial doubt about our ability to continue as a going concern. Note 2 to our Consolidated Financial Statements describes management's plans in regard to these matters. Since inception, the Company has incurred substantial costs to develop its technology, to create, introduce and enhance its sourcing solution, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made. The previous strategy, which included outsourcing the sales and marketing function to IBM, thus far has produced insignificant revenues.

    As a result of the accumulated losses, the Company has not recorded any provision for income taxes since inception. As of March 31, 1999, net operating loss carryforwards for United States federal and state income tax purposes were approximately $7.7 million. In addition, the Company had net operating loss carryforwards for tax purposes in France of approximately $4.1 million.

CHANGE IN FISCAL YEAR

    In May 1999, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, commencing April 1, 1999. Fiscal 1998 represents the twelve months ended June 30, 1998 and fiscal 1999 represents the nine months ended March 31, 1999.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

    Total revenues for fiscal 1999 increased $96,000, or 15%, to $741,000 from $645,000, in the first nine months of fiscal 1998. This increase was primarily due to an increase in consulting revenues under the IBM Agreement, primarily for sales, marketing and project management assistance provided to IBM by the Company, which amounted to $261,000 in fiscal 1999, as compared with $105,000 in the same period last year. The agreement with IBM which provided for such services became effective in the third quarter of fiscal 1998, and therefore was present for all of fiscal 1999 but only a portion of the comparable prior period. Consulting revenues from IBM are expected to decline in the future as the Company intends to reduce both its reliance on, and its assistance to, IBM's sales and marketing of the Company's solutions. Instead the Company intends to enhance its own sales and marketing capabilities and bring this function in-house.

    Network revenues in fiscal 1999 decreased by $60,000, or 11%, to $480,000 from $540,000 for the first nine months of fiscal 1998. This decrease is primarily due to the Company's transition from its desktop solution to its Internet solution. As part of the transition, the Company has de-emphasized sales of its desktop solution, and the reduction in these sales has not yet been offset by revenues from the Internet solution which has only recently begun to be rolled-out. Sales of the Company's Internet solution generally requires adoption by retailers and then a roll-out to the retailer's merchandise suppliers which the Company expects will result in lengthy sales and implementation cycles.

COST OF REVENUES

    In fiscal 1999, the cost of network revenues decreased $155,000, or 44%, to $201,000 from $356,000 in the first nine months of fiscal 1998. In fiscal 1999, the cost of network revenues consisted primarily of revenue sharing payments under the IBM Agreement. Network and other infrastructure support is provided by IBM under this Agreement. In the first half of fiscal 1998, prior to entering into the Agreement with IBM, the cost of network revenues was greater as additional costs were incurred internally for network support, including internal and external labor to install and support customer sites, and the cost of third party software and hardware for our solution. The cost of consulting revenue, which equals the revenues received, was $261,000 in fiscal 1999 and $105,000 in the first nine months of fiscal 1998. Overall, gross profit in fiscal 1999 increased $95,000 to $279,000, or 38% of revenues, from $184,000, or 29% of revenues, in fiscal 1998. Under the infrastructure portion of the new agreement with IBM that is expected to become effective October 1, 1999, network and other infrastructure support costs will be relatively fixed over varying levels of activity; accordingly, future fluctuations in revenue may have a greater impact on gross profit margins than in prior periods.

OPERATING EXPENSES

    In fiscal 1999, the Company's selling, general and administrative expenses decreased by $266,000, or 16%, to $1.4 million from $1.5 million in the first nine months of fiscal 1998. The decrease in these expenses was primarily due to the impact of the IBM Agreement, under which certain sales, marketing and customer support services were charged to IBM beginning in the third quarter of fiscal 1998, and the reduction in costs from the closure of the France and Hong Kong offices in December 1997. Fiscal 1999 product development expenses increased by $197,000, or 70%, to $479,000 from $282,000 in the first nine months of fiscal 1998. The increase in product development is primarily labor costs associated with continued enhancement of the Company's Internet solution, including release of a new version of this Internet solution. The Company expects that product development and selling, general and administrative expenses will continue to increase as it expands its operations, brings its sales and marketing function in-house, and incurs additional labor and other costs related to the enhancement and sales of its solution.

OTHER INCOME (EXPENSE), NET

    The principal component of other income (expense), net, a gain of $62,000 and an expense of $65,000 in fiscal 1999 and the nine months ended March 31, 1998, respectively, consists of exchange gains and losses arising on foreign currency transactions with the Company's foreign subsidiaries in France and Hong Kong.

INCOME TAXES

    The Company recorded net losses of $1.5, $2.8 and $3.0 million in fiscal 1999, 1998 and 1997, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of March 31, 1999, the Company had net operating loss carryforwards for United States federal and state income tax purposes of approximately $7.7 million. These losses expire at various dates between 2002 and 2019. As of March 31, 1999, the Company also had net operating loss carryforwards for income tax purposes in France of approximately $4.1 million which expire at various dates between 1999 and 2003. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. At March 31, 1999, the Company had deferred tax assets, including U.S. net operating loss carryforwards, totaling approximately $4.6 million. A valuation allowance has been recorded for the entire deferred tax asset due to the fact that, as of the present time, it is more likely than not that such asset will not be realized.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES

    Total revenues for fiscal 1998 decreased $383,000, or 30%, to $892,000 from $1.3 million in fiscal 1997. This decrease is largely attributable to a 46% reduction in the Company's network revenues, primarily due to the Company's transition from its desktop solution to its Internet solution. As part of the transition, the Company de-emphasized sales of its desktop solution. The resulting reduction in those revenues was not offset by revenue from the Internet solution, which was introduced only for pilot testing during fiscal 1998. Consulting revenue commenced during the third quarter of fiscal 1998, as the Company amended its agreement with IBM to include payment to the Company for certain sales, marketing and project management services provided by the Company to IBM. Such consulting revenues were $210,000 in fiscal 1998.

COST OF REVENUES

    In fiscal 1998, the cost of network revenues decreased by $422,000, or 50%, to $415,000 from $837,000 in fiscal 1997. This decrease in the cost of network revenue was primarily due to the Agreement entered into with IBM in the third quarter of fiscal 1998 under which IBM took on certain network and other support costs which had previously been incurred by the Company, as well as the reduction in the overall level of sales. The cost of consulting revenue, which equals the revenues received, was $210,000 in fiscal 1998. Overall, gross profit in fiscal 1998 declined $170,000 to $267,000, or 30% of sales, from $437,000, or
34% of sales, in fiscal 1997.

OPERATING EXPENSES

    In fiscal 1998, the Company's selling, general and administrative expenses decreased by $567,000, or 19%, to $2.3 million from $2.9 million in fiscal 1997. The decrease in these expenses was primarily due to the impact of the IBM Agreement entered into in the third quarter of fiscal 1998, under which certain sales, marketing and customer support services began being charged to IBM, as well as a reduction in travel and consulting expenses. Fiscal 1998 product development expenses increased by $42,000, or 12%, to $407,000 from $365,000 in fiscal 1997. The increase in product development is primarily due to increased investment in internally developed enhancements and consulting services purchased for the development of back-end administrative features of the Company's Internet solution.

OTHER INCOME (EXPENSE), NET

    The principal component of other income (expense), net, an expense of $44,000 and $36,000 in fiscal 1998 and 1997, respectively, consists of exchange gains and losses arising on foreign currency transactions with the Company's foreign subsidiaries in France and Hong Kong.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our Common Stock.

    Our quarterly operating results may vary depending on a number of factors, including: demand for our solution and services; actions taken by our competitors, including new product introductions and enhancements; delays or reductions in spending for, or the implementation of, supply chain management solutions by our potential customers as companies attempt to stabilize their computer systems prior to January 1, 2000 in order to reduce the risk of computer system problems associated with the year 2000; ability to scale our network and operations infrastructure; ability to develop, introduce and market new solutions and enhancements to our existing solution on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional sales personnel; size and timing of sales of our solution and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of new enhancements or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

    We plan to increase our operating expenses substantially to expand our sales and marketing operations, fund greater levels of product development, increase general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected. In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at March 31, 1999 were $1.3 million, representing an increase of $794,000 from June 30, 1998. Cash used in operating activities for the nine months ended March 31, 1999 was $1.7 million, compared to $1.4 million for the nine months ended March 31, 1998. The cash usage was primarily due to the net losses that occurred in each of the periods and the payment of certain accounts payable and other current liabilities during fiscal 1999.

    During fiscal 1999, the Company received $2.5 million in net proceeds from a private placement of 2.2 million equity units to 19 investors at prices ranging from $0.75 to $1.15 per unit, each such unit consisting of one share of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price ranging from $1.00 to $1.75.

    At June 30, 1998, cash and cash equivalents were $473,000, representing a decrease of $801,000 from the $1.3 million at June 30, 1997. Cash used in operating activities was $1.7 million in fiscal 1998 compared to $2.5 million in fiscal 1997. This reduction in cash used in operating activities was primarily due to the reduction in the net loss (adjusted for non-cash compensation expenses) and an increase in accounts payable in fiscal 1998.

    The Company believes that its current working capital will be sufficient to meet its working capital requirements through September 1999. The Company is actively seeking additional equity investment to fund future operations. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business.

    The Company currently does not have a bank credit line. The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

RECENT PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company is reviewing the impact of SOP No. 98-1, which will be effective in fiscal year 2000. Currently, we do not anticipate that SOP No. 98-1 will have a material impact on the Company's financial statements.

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

    The Company has reviewed its internal computer systems, its Internet solution and its desktop software solution that could be affected by the "Year 2000" issue. Within its internal computer systems and its desktop software solution, the Company has identified some systems and software applications that will be affected. The Company presently believes, with modification to existing software and converting to new software, the "Year 2000" issues relating to internal computer systems and desktop software solution will not cause significant operational or customer problems. Furthermore, the Company does not anticipate that the cost of implementing these solutions will be material to its financial position or results of operations. However, if such modifications and conversions are not made, or are not completed on a timely basis, "Year 2000" related problems could have a material adverse effect on the business, financial condition and results of operations of the Company. Furthermore, the costs of such conversions and updates are based on management's best estimates, which are derived utilizing numerous assumptions of future events including such things as, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. The Company has begun initiating formal communications with its significant suppliers and large customers in fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own "Year 2000" issues. However, there can be no guarantee that the systems of other companies on which other companies rely will be timely converted, or a failure to convert by another company, or a conversion that is incompatible with the Company's systems will not have a material adverse impact on the Company.

ITEM 7. FINANCIAL STATEMENTS

    Financial statements and supplementary data are set forth on pages F-1 through F-21.

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

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                           PAGE
                                                                                                                         ---------
(a)        The following documents are filed as a part of this form:
           1.         Financial Statements:
                      Report of Independent Accountants................................................................  F-1
                      Consolidated Balance Sheets--As of March 31, 1999 and June 30, 1998..............................  F-2
                      Consolidated Statements of Operations--For the nine months of Fiscal Year ended March 31, 1999 and twelve months of Fiscal Year 1998 and Fiscal Year 1997.....................................  F-3
                      Consolidated Statements of Stockholders' Equity (Deficit)--For the nine months of Fiscal Year ended March 31, 1999 and twelve months of Fiscal Year 1998 and Fiscal Year 1997................  F-4
                      Consolidated Statements of Cash Flows--For the nine months of Fiscal Year ended March 31, 1999 and twelve months of Fiscal Year 1998 and Fiscal Year 1997.....................................  F-5
                      Notes to Consolidated Financial Statements.......................................................  F-6

           2.         Financial Statement Schedules--For fiscal years ended March 31, 1999 and June 30, 1998:
                      Schedule II--Valuation and other Qualification Accounts..........................................  F-21

                      All other schedules are omitted because they are not applicable or the required information is shown in The consolidated financial statements or notes thereto.

           3.         Exhibits: The list of exhibits on the Exhibit Index is herein incorporated by reference.

(b)        Reports on Form 8-K: none.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, this 18th day of June 1999.

                                QCS.net CORPORATION
                                (Registrant)

                                By:                /s/ SEAN MALOY
                                     -----------------------------------------
                                                     Sean Maloy
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    We, the undersigned directors and officers of QCS.net Corporation do hereby constitute and appoint Sean Maloy with full power of substitution and resubstitution, our true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-KSB, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that the said attorney and agent, or either of them, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated this 18th day of June, 1999.

          SIGNATURE                       TITLE
------------------------------  --------------------------

                                President, Chief Executive
        /s/ SEAN MALOY            Officer and Director
------------------------------    (Principal Executive
          Sean Maloy              Officer)

                                Vice President of Finance
      /s/ GARY DAVIDSON           and Chief Financial
------------------------------    Officer (Principal
        Gary Davidson             Financial and Accounting
                                  Officer)

   /s/ MARCEL VAN HEESEWIJK
------------------------------  Chairman of the Board of
     Marcel van Heesewijk         Directors

    /s/ MATTHEUS WEGBRANS
------------------------------  Director
      Mattheus Wegbrans

     /s/ JOHAN VUNDERINK
------------------------------  Director
       Johan Vunderink

     /s/ LOUIS DELMONICO
------------------------------  Director
       Louis Delmonico

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of QCS.net Corporation (dba SourcingLink.net):

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of QCS.net Corporation and its subsidiaries at March 31, 1999 and June 30, 1998, and the results of their operations and their cash flows for the nine months ended March 31, 1999 and the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

San Jose, California                                  PricewaterhouseCoopers LLP

May 21, 1999

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)
                          CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,        JUNE 30,
                                                                                         1999            1998
                                                                                    --------------  --------------
                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $    1,266,880  $      473,170
  Accounts receivable (net of allowance for doubtful accounts of $35,121 at March
    31, 1999 and $29,657 at June 30, 1998)........................................         222,769         203,921
  Other current assets............................................................           7,111           5,345
                                                                                    --------------  --------------
    Total current assets..........................................................       1,496,760         682,436

Property and equipment, net.......................................................         185,286         248,871
Security deposits.................................................................          12,839          27,942
                                                                                    --------------  --------------
    Total assets..................................................................  $    1,694,885  $      959,249
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                   LIABILITIES
Current liabilities:
  Accounts payable................................................................  $      207,303  $      344,436
  Accrued liabilities.............................................................         534,054         655,577
  Capital lease obligations, current portion......................................           8,201           8,423
                                                                                    --------------  --------------
    Total current liabilities.....................................................         749,558       1,008,436

Capital lease obligations, net of current portion.................................              --           6,468
                                                                                    --------------  --------------
    Total liabilities.............................................................         749,558       1,014,904
Commitments (Note 7)

                          STOCKHOLDERS' EQUITY (DEFICIT)
Series A convertible preferred stock, par value $.001 per share: Authorized:
  5,000,000 shares; issued and outstanding 3,816,023 and 4,680,102 shares at March
  31, 1999 and June 30, 1998, respectively (aggregate liquidation preference:
  $3,930,504).....................................................................           3,816           4,680

Common Stock, par value $.001 per share: Authorized: 40,000,000 shares; issued issued and outstanding 22,525,437 and 18,831,552 at March 31, 1999 and June 30,
  1998, respectively..............................................................          22,525          18,832

Additional paid-in capital........................................................      15,298,501      12,898,284
Subscriptions receivable from stockholders........................................              --        (200,100)
Common stock note receivable......................................................         (40,000)             --
Accumulated deficit...............................................................     (14,420,409)    (12,928,630)
Cumulative foreign currency translation adjustments...............................          80,894         151,279
                                                                                    --------------  --------------
  Total stockholders' equity (deficit)............................................         945,327         (55,655)
                                                                                    --------------  --------------
    Total liabilities and stockholders' equity (deficit)..........................  $    1,694,885  $      959,249
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      NINE MONTHS   TWELVE MONTHS  TWELVE MONTHS
                                                                      ENDED MARCH    ENDED JUNE     ENDED JUNE
                                                                       31, 1999       30, 1998       30, 1997
                                                                     -------------  -------------  -------------
Revenue:
    Network........................................................   $   480,082    $   682,192    $ 1,274,611
    Consulting.....................................................       260,915        210,000             --
                                                                     -------------  -------------  -------------
                                                                          740,997        892,192      1,274,611

Cost of revenue:
    Network........................................................       201,032        414,815        837,131
    Consulting.....................................................       260,915        210,000             --
                                                                     -------------  -------------  -------------
                                                                          461,947        624,815        837,131

Gross profit.......................................................       279,050        267,377        437,480

Operating expenses:
    Selling, general and administrative............................     1,371,269      2,344,971      2,912,498
    Product development............................................       479,416        407,479        364,539
                                                                     -------------  -------------  -------------
Total operating expenses...........................................     1,850,685      2,752,450      3,277,037

Operating loss.....................................................    (1,571,635)    (2,485,073)    (2,839,557)

Other income (expense), net........................................        62,056        (44,433)       (36,458)
Interest income....................................................        17,800         18,704         98,238
                                                                     -------------  -------------  -------------
Net loss...........................................................    (1,491,779)    (2,510,802)    (2,777,777)

Preferred dividend.................................................            --       (256,966)      (243,118)
                                                                     -------------  -------------  -------------
Net loss attributed to common stockholders.........................   $(1,491,779)   $(2,767,768)   $(3,020,895)
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

Net loss per share (basic and diluted).............................   $     (0.07)   $     (0.16)   $     (0.18)
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

Weighted average number of shares used in per share calculation
  (basic and diluted)..............................................    20,193,250     17,539,820     17,074,660
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE NINE MONTHS ENDED MARCH 31,1999 AND TWELVE MONTHS ENDED JUNE 30, 1998
                                    AND 1997

                                                         PREFERRED STOCK           COMMON STOCK       ADDITIONAL    DEFERRED
                                                      ----------------------  ----------------------   PAID-IN    STOCK OPTION
                                                       SHARES      AMOUNTS     SHARES      AMOUNTS     CAPITAL    COMPENSATION
                                                      ---------  -----------  ---------  -----------  ----------  -------------
BALANCES AT JUNE 30, 1996...........................  4,368,937   $   4,369   16,692,531  $  16,693   $9,688,531    $(301,638)
Issuance of common stock in connection with a
  private placement.................................                            344,000         344    1,031,475
Common stock subscriptions received.................
Write-off of common stock warrants..................                                                     (66,775)
Exercise of stock options...........................                            100,000         100
Compensation related to stock options...............                                                                  194,388
Preference dividend payable.........................
Translation adjustment..............................
Net loss for the year...............................
                                                      ---------  -----------  ---------  -----------  ----------  -------------
BALANCES AT JUNE 30, 1997...........................  4,368,937       4,369   17,136,531     17,137   10,653,231     (107,250)
Issuance of common stock in connection with a
  private placement.................................                          1,270,505       1,270    1,076,969
Conversion of preferred stock to common stock.......   (349,516)       (350)    349,516         350
Exercise of warrants................................                             75,000          75          675
Payment of dividend in preferred stock..............    660,681         661                              796,716
Compensation related to stock options and
  warrants..........................................                                                     370,693      107,250
Preferred dividend payable..........................
Translation adjustment..............................
Net loss for the year...............................
                                                      ---------  -----------  ---------  -----------  ----------  -------------
BALANCES AT JUNE 30, 1998...........................  4,680,102       4,680   18,831,552     18,832   12,898,284           --
Preference dividend payable in Common Stock.........                             44,272          44       55,760
Exercise of Options & Warrants......................                            338,463         338       39,662
Proceeds from Private Placements....................                          2,513,771       2,514    2,504,828
Conversion of Preferred to Common stock.............   (864,079)       (864)    864,079         864
Cancellation of Stock Note..........................                            (66,700)        (67)    (200,033)
Translation adjustment..............................
Net loss for the nine month period..................
                                                      ---------  -----------  ---------  -----------  ----------  -------------
BALANCE AT MARCH 31, 1999...........................  3,816,023   $   3,816   22,525,437  $  22,525   $15,298,501   $      --
                                                      ---------  -----------  ---------  -----------  ----------  -------------
                                                      ---------  -----------  ---------  -----------  ----------  -------------

                                                                                 CUMULATIVE     TOTAL
                                                         NOTES                     FOREIGN     STOCK-
                                                      RECEIVABLE                  CURRENCY    HOLDERS'
                                                      FROM STOCK-  ACCUMULATED   TRANSLATION   EQUITY/
                                                        HOLDERS      DEFICIT     ADJUSTMENTS  (DEFICIT)
                                                      -----------  ------------  -----------  ---------
BALANCES AT JUNE 30, 1996...........................   $(462,584)   $(7,139,967)  $   5,004   $1,810,408
Issuance of common stock in connection with a
  private placement.................................                                          1,031,819
Common stock subscriptions received.................     262,484                                262,484
Write-off of common stock warrants..................                                            (66,775)
Exercise of stock options...........................                                                100
Compensation related to stock options...............                                            194,388
Preference dividend payable.........................                  (243,118)                (243,118)
Translation adjustment..............................                                114,852     114,852
Net loss for the year...............................                (2,777,777)               (2,777,777)
                                                      -----------  ------------  -----------  ---------
BALANCES AT JUNE 30, 1997...........................    (200,100)  (10,160,862)     119,856     326,381
Issuance of common stock in connection with a
  private placement.................................                                          1,078,239
Conversion of preferred stock to common stock.......                                                  0
Exercise of warrants................................                                                750
Payment of dividend in preferred stock..............                                            797,377
Compensation related to stock options and
  warrants..........................................                                            477,943
Preferred dividend payable..........................                  (256,966)                (256,966)
Translation adjustment..............................                                 31,423      31,423
Net loss for the year...............................                (2,510,802)               (2,510,802)
                                                      -----------  ------------  -----------  ---------
BALANCES AT JUNE 30, 1998...........................    (200,100)  (12,928,630)     151,279     (55,655)
Preference dividend payable in Common Stock.........                                             55,804
Exercise of Options & Warrants......................     (40,000)                                     0
Proceeds from Private Placements....................                                          2,507,342
Conversion of Preferred to Common stock.............                                                  0
Cancellation of Stock Note..........................     200,100                                      0
Translation adjustment..............................                                (70,385)    (70,385)
Net loss for the nine month period..................                (1,491,779)               (1,491,779)
                                                      -----------  ------------  -----------  ---------
BALANCE AT MARCH 31, 1999...........................   $ (40,000)  ($14,420,409)  $  80,894   $ 945,327
                                                      -----------  ------------  -----------  ---------
                                                      -----------  ------------  -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      NINE MONTHS   TWELVE MONTHS   TWELVE MONTHS
                                                                         ENDED          ENDED           ENDED
                                                                       MARCH 31,       JUNE 30,        JUNE 30,
                                                                         1999            1998            1997
                                                                     -------------  --------------  --------------
Cash flows from operating activities:
  Net loss.........................................................  $  (1,491,779)  $ (2,510,802)   $ (2,777,777)
Adjustments to reconcile net loss to net cash used in Operating activities:
  Depreciation and amortization expense............................         81,549         63,536          79,914
  Unrealized exchange (gain) loss..................................        (64,329)        39,532         128,992
  Loss on disposal of fixed assets.................................          4,809         86,424          13,158
  Expense related to stock options and warrants....................             --        477,943         194,388
  Changes in operating assets and liabilities:
    Accounts receivable............................................        (18,848)       (51,132)         18,638
    Other current assets and security deposits.....................         13,337         13,668          14,309
    Accounts payable...............................................       (137,133)       104,429        (322,698)
    Accrued and other liabilities..................................        (65,719)        70,221         126,315
                                                                     -------------  --------------  --------------
      Net cash used in operating activities........................     (1,678,113)    (1,706,181)     (2,524,761)
Cash flows from investing activities:
  Purchases of fixed assets........................................        (22,773)      (180,406)       (100,433)
  Proceeds from disposal of fixed assets...........................             --         23,818              --
                                                                     -------------  --------------  --------------
      Net cash used in investing activities........................        (22,773)      (156,588)       (100,433)
Cash flows from financing activities:
  Proceeds from issuance of common stock...........................      2,507,342      1,078,239       1,031,919
  Common stock subscriptions received..............................             --             --         262,484
  Proceeds from exercise of warrants...............................             --            750              --
  Payments on capital leases.......................................         (6,690)        (9,098)         (4,038)
                                                                     -------------  --------------  --------------
      Net cash provided by financing activities....................      2,500,652      1,069,891       1,290,365
Effect of exchange rate changes on cash............................         (6,056)        (8,109)          1,868
                                                                     -------------  --------------  --------------
      Net increase (decrease) in cash and cash equivalents.........        793,710       (800,987)     (1,332,961)
Cash and cash equivalents, beginning of the period.................        473,170      1,274,157       2,607,118
                                                                     -------------  --------------  --------------
Cash and cash equivalents, end of the period.......................  $   1,266,880   $    473,170    $  1,274,157
                                                                     -------------  --------------  --------------
                                                                     -------------  --------------  --------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.........................  $       1,573   $      4,153    $      2,331
  Cash paid during the period for taxes............................            800            800             800
Non-cash financing transactions:
  Conversion of preference dividend payable to stock...............         55,804        797,377          21,593
  Issuance of note receivable for exercise of employee stock
    option.........................................................         40,000             --              --
  Cancellation of common stock subscription receivable.............        200,100             --          66,775

  The accompanying notes are an integral part of these consolidated financial statements.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

    QCS.net Corporation ("the Company") was incorporated in 1994 as a Delaware corporation. The Company owns all of the outstanding shares of its subsidiary, QCS Development Company S.A. The Company maintains its office in Mountain View, California. During fiscal 1999 the Company liquidated QCS Global Retail Information Network Asia Pacific Ltd. ("the Hong Kong Subsidiary") in Hong Kong, and has ceased operations of QCS Development Company S.A. ("the French Subsidiary") in France. The Company has no other subsidiaries.

    The Company has developed an Internet-based turnkey solution for business-to-business eCommerce that enables retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities by connecting directly with their merchandise suppliers around the globe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR:

    The Company has changed its fiscal year end from June 30th, to March 31st. Amounts for the nine month period ended March 31, 1999 are defined as Fiscal 1999. Amounts for the years ended June 30, 1998 and 1997 are defined as Fiscal 1998 and 1997, respectively.

BASIS OF PRESENTATION:

    These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since its inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise further equity funding to expand operations and in order to fund growth in revenue. If these fund raising efforts are not successful, the Company would have to reduce operating spending significantly, which would materially and adversely effect the Company's business, and raise substantial doubts about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The consolidated financial statements include the accounts of QCS.net Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to makes use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents consist of highly liquid instruments with an original or remaining maturity of 90 days or less as of the date of purchase.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from one to five years, or over the term of the lease, if shorter.

    The cost of property retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts, and the resulting gains or losses are included in the results of operations.

REVENUE RECOGNITION:

    The Company's revenues are generated from fees for access to and use of the Company's network product. These fees include initial registration fees, fixed monthly or annual subscription fees or "pay-as-you-go" transactional fees. In April 1999, the Company suspended the pay as-you-go payment option for new subscribers. Network revenues are recognized as the services are provided. Revenues from consulting services are recognized at the time the service is performed and accepted by the customer.

PRODUCT DEVELOPMENT:

    All product development expenditures are expensed as incurred. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under this Standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. In Fiscal 1999, no software development costs were capitalized, as the costs incurred between technological feasibility and general release were not significant. In Fiscal 1998, the Company capitalized $141,132 of external costs associated with the development of its Internet product. These capitalized costs are being amortized on the straight-line basis over the estimated life of the products or the ratio of current revenue to the total of current and anticipated future revenue, whichever amortization expense is greater.

EMPLOYEE STOCK PLANS:

    The Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25. Under APB No. 25 compensation expense is based on the difference, if any, on the date of grant between fair market value of the Company's stock and exercise price.

INCOME TAXES:

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

CONCENTRATION OF CREDIT RISK:

    The Company performs ongoing credit of its customers, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. Financial instruments that are potentially subject to a concentration of credit risk for the Company consist of cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions in the United States. There were three customers representing 52%, 25% and 14% of accounts receivable at March 31, 1999 and two customers representing 43% and 29% of accounts receivable at June 30, 1998.

NET LOSS PER SHARE:

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

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS:

    For the nine month period of Fiscal 1999, twelve month period of Fiscal 1998 and 1997, the comprehensive loss was $1,562,164, $2,479,379 and $2,662,925, respectively. The principal difference between comprehensive loss and net loss is the treatment of cumulative foreign translation adjustments.

3. BALANCE SHEET DETAIL

PROPERTY AND EQUIPMENT:

                                                                        MARCH 31,    JUNE 30,
                                                                          1999         1998
                                                                       -----------  ----------
Furniture and equipment..............................................  $   158,145  $  151,609
Computer software....................................................      159,727     159,727
Leasehold improvements...............................................       10,559      10,559
                                                                       -----------  ----------
                                                                           328,431     321,895
Less accumulated depreciation and amortization.......................     (143,145)    (73,024)
                                                                       -----------  ----------
                                                                       $   185,286  $  248,871
                                                                       -----------  ----------
                                                                       -----------  ----------

    Depreciation and amortization expense for the nine months of Fiscal 1999 was $81,549, Fiscal 1998 was $63,536 and $79,914 for Fiscal 1997.

    Assets acquired under capital leases arrangements included in property and equipment above are as follows:

                                                                        MARCH 31,    JUNE 30,
                                                                           1999        1998
                                                                        ----------  ----------
Furniture and equipment...............................................  $   21,593  $   29,820
Less accumulated amortization.........................................     (14,395)    (15,853)
                                                                        ----------  ----------
                                                                        $    7,198  $   13,967
                                                                        ----------  ----------
                                                                        ----------  ----------

ACCRUED LIABILITIES:

    Accrued liabilities consisted of the following:

                                                                        MARCH 31,    JUNE 30,
                                                                           1999        1998
                                                                        ----------  ----------
Payroll and related taxes.............................................  $   98,594  $  130,167
Accrued legal and audit expenses......................................      98,829     114,502
Other accrued expenses................................................     327,384     345,857
Preference dividend payable...........................................       9,247      65,051
                                                                        ----------  ----------
                                                                        $  534,054  $  655,577
                                                                        ----------  ----------
                                                                        ----------  ----------

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

4. STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS:

    In June 1998, the Company issued 1,270,505 shares of common stock in a private placement at prices ranging from $0.75 to $1.375 per share for net proceeds of $1,078,239.

    In September 1998, the Company issued 276,091 shares of common stock in a private placement at a price of $1.375 per share for net proceeds of $379,505.

    In November 1998, the Company issued 933,333 equity "Units" at $0.75 per unit, each such unit consist of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.00. The Company received net proceeds of $682,500. The warrants are exercisable immediately and expire in November 2001.

    In December 1998, the Company issued 1,304,347 equity "Units" at $1.15 per unit, each such unit consist of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.75. The Company received net proceeds of $1,445,337. The warrants are exercisable immediately and expire in December 2002.

PREFERRED STOCK:

    The Company issued 4,368,937 shares of Series A convertible preferred stock, "Series A preferred stock" on November 11, 1994 for a consideration of $4,580,812. The holders of Series A preferred stock were entitled to receive, out of funds legally available dividends at 5% per annum on the original issue price of $1.03 per share. Such dividends were cumulative from November 22, 1994 and began compounding annually on January 1, 1996. Dividends were accrued whether or not earned or declared. Such dividends were payable upon the earlier of the liquidation of the Company or, with respect to any shares of Series A preferred stock that are converted into common stock, such dividends shall be payable six months following such conversion.

    Effective June 30, 1998, the Company completed an agreement with the current Series A preferred stockholders to restructure the Series A dividend. The Company and Series A preferred stockholders agreed to eliminate the dividend on the Series A preferred stock. In satisfaction of the preferred dividend payable, the Series A preferred stockholder were issued, on a pro rata basis, shares of preferred stock. The number of shares the Series A preferred stockholders were issued was determined by dividing the accrued dividend as of June 30, 1998 by $1.2069, which was 66 2/3% of the average bid and ask prices of the Company's common stock for the prior 20 trading days as reported on the Over-The-Counter Bulletin Board reporting system. These shares have the same voting and other rights as the Series A preferred stock. This agreement, which was approved by the Company's common stockholders in October 1998, also eliminated the accrual of future preferred dividends.

    At the date of conversion, the accrued dividend for the Series A preferred stockholders on that date was $797,377. The Company issued 660,681 shares of preferred stock in payment of the Series A preferred dividend accrued through June 30, 1998. In September 1998, the Company issued 44,272 shares of common stock to a Series A preferred shareholder as payment of $55,804 of the Series A preferred dividend. This was a Series A preferred investor whose shares had been to common stock. After issuance of these shares, the remaining dividend payable in arrears was $9,247. This represents dividends accrued on shares of Series A preferred stock which were converted to common stock prior to June 30, 1998.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

4. STOCKHOLDERS' EQUITY (CONTINUED)
    Upon any liquidation, dissolution, or winding up of the company, whether voluntary or involuntary, the holders of Series A preferred stock shall be paid $1.03 per share plus an amount equal to dividends accrued but unpaid thereon, before any payment shall be made to holders of any other class or series of stock. If upon liquidation, dissolution or winding up the Company, the assets to be distributed to the holders of the Series A preferred stock shall be insufficient to permit payment to such stockholders of full preferential amounts aforesaid, then the assets of the Company shall be distributed to such holders of the Series A preferred stock pro rata, so that each holder receives that portion of assets available for distribution as the liquidation preference payment amounts of the shares of Series A preferred stock held by such holders bear to the aggregate liquidation preference payment amounts for all shares of Series A preferred stock then outstanding.

    Each holder of Series A preferred stock has the right to convert the Series A preferred stock at any time into common shares of the Company on a one to one ratio. Unless earlier converted, the Series A preferred stock will automatically convert into common stock upon the earlier of (i) the effective date of a registration pertaining to, and subject to the consummation of an underwritten public offering of the Company's common stock at a price of at least $5.00 per share and, (ii) the first business day following the occurrence of the last of the three following events (a) the completion of a 36 month period commencing on the closing date, (b) the completion of six consecutive quarters of sustained profitability of the Company and; (c) the completion of a 30 consecutive day period during which the low bid for the Company's common stock shall have been in excess of $5.00. During Fiscal 1998, 864,079 shares of preferred stock were converted to common stock. During Fiscal 1999, 349,516 shares of preferred stock were converted to common stock.

WARRANTS:

    At March 31, 1999, there was a warrant outstanding to purchase 145,631 shares of common stock at $0.01 per share, which is exercisable at any time until November 1999 or upon the automatic conversion of preferred stock to common stock, whichever is earlier.

    During March 1998, the Company issued warrants for 810,000 shares of common stock, at a price of $1.00 per share. The 810,000 warrants are exercisable until March 6, 2002.

    During March 1998, the Company issued a warrant for 21,000 shares of common stock, at a price of $0.75 per share. The warrant is exercisable at any time until February 23, 2001.

    During November 1998 the Company issued warrants for 933,333 shares of common stock, at a price of $1.00 per share as a part of its private placement. The warrants for 933,333 shares are exercisable at any time until November 13, 2001.

    During December 1998 the Company issued warrants for 1,304,347 shares of common stock, at a price of $1.75 per share as a part of its private placement. The warrants for 1,304,347 shares are exercisable until December 1, 2002.

    Additional warrants for 164,330 shares of common stock were issued during Fiscal 1999 of which a warrant to purchase 150,000 shares of common stock at $0.87 is exercisable from February 3,1999 until February 3, 2002, and warrants to purchase 14,300 shares of common stock at prices ranging from $1.14 to $6.65 are exercisable until April 2002.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

4. STOCKHOLDERS' EQUITY (CONTINUED)

    All warrants were valued using the Noreen-Woolfson model and an amount of zero and $370,693 was recognized as expense during Fiscal 1999 and 1998, respectively. The weighted average fair market value, at grant date of the warrants issued in Fiscal 1998 was $0.46. Substantially all the warrants granted in Fiscal 1999 were in connection with the Company's private placements accordingly, these warrants were treated as a cost of the financings.

    All warrants were outstanding at March 31, 1999.

5. STOCK OPTION PLANS

    In 1995 and 1997, respectively, the Board of Directors adopted the Stock Option Plan and the 1997 Stock Option Plan ("the Plans") for employees, directors and others. A total of 700,000 and 4,000,000 shares of common stock were authorized under the Stock Option Plan and the 1997 Stock Option Plan, respectively, for eligible employees, directors and consultants. Options may be granted at an exercise price of not less than 85% of the estimated fair value of the common stock, at the date of grant, as determined by the Board of Directors. Options are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under the Plans generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unvested options are canceled 90 days after termination of employment and become available under the Plans.

    Activity under the Plans is as follows:

                                                             OPTIONS OUTSTANDING
                                                  ------------------------------------------
                                                                                 AGGREGATE
                                       SHARES                                    EXERCISE
                                      AVAILABLE     SHARES    PRICE PER SHARE      PRICE
                                     -----------  ----------  ---------------  -------------
Balance at June 30, 1996...........      562,000     810,000      $0.15-$1.00   $   555,000
  Shares authorized................    3,000,000
  Options granted..................   (2,068,077)  2,068,077     $0.001-$3.13     4,103,965
  Options exercised................                 (100,000)          $0.001          (100)
  Options canceled.................      130,000    (130,000)           $1.00      (130,000)
                                     -----------  ----------  ---------------  -------------
Balance at June 30, 1997...........    1,623,923   2,648,077      $0.15-$3.13   $ 4,528,865
  Options granted..................     (366,000)    366,000            $0.70       256,200
  Options canceled.................       28,000     (28,000)     $0.75-$3.00       (77,250)
                                     -----------  ----------  ---------------  -------------
Balance at June 30, 1998...........    1,285,923   2,986,077      $0.15-$3.13   $ 4,707,815
  Shares authorized................    1,000,000
  Options granted..................   (1,219,000)  1,219,000     $0.969-$4.00     3,600,171
  Options exercised................                  (40,000)           $1.00       (40,000)
  Options canceled.................      580,000    (580,000)     $0.50-$3.00      (690,600)
                                     -----------  ----------  ---------------  -------------
Balance at March 31, 1999..........    1,646,923   3,585,077      $0.15-$4.00   $ 7,577,386
                                     -----------  ----------  ---------------  -------------
                                     -----------  ----------  ---------------  -------------

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

5. STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information with respect to stock options outstanding at March 31, 1999:

                                                            OPTIONS OUTSTANDING
                                                --------------------------------------------      OPTIONS EXERCISABLE
                                                                   WEIGHTED                   ---------------------------
                                                                    AVERAGE       WEIGHTED                     WEIGHTED
                                                    NUMBER         REMAINING       AVERAGE                      AVERAGE
                                                OUTSTANDING AT    CONTRACTUAL     EXERCISE      NUMBER AT      EXERCISE
RANGE OF EXERCISE PRICE                         MARCH 31, 1999   LIFE (YEARS)       PRICE     MARCH 31, 1999     PRICE
----------------------------------------------  --------------  ---------------  -----------  --------------  -----------
$0.15.........................................        300,000           4.76      $    0.15         300,000    $    0.15
$0.70 - $1.00.................................         900000           6.08      $    0.90         445,500    $    0.89
$1.88 - $2.27.................................      1,532,077           9.02      $    2.23       1,432,077    $    2.25
$3.00 - $4.00.................................        853,000           9.67      $    3.88          68,667    $    3.02
                                                --------------           ---          -----   --------------       -----
                                                    3,585,077           8.76      $    2.11       2,246,244    $    1.73
                                                --------------           ---          -----   --------------       -----
                                                --------------           ---          -----   --------------       -----

    At June 30, 1998, options to purchase 2,352,828 shares of common stock were exercisable.

    For certain options granted, the Company recognized $107,250 in Fiscal 1998 as compensation for the excess of the fair value of the stock at the date of grant of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The compensation expense was charged to operations as the options vested.

    The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Plan been determined based on the fair market value at the grant date for the options granted in Fiscal 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net loss for Fiscal 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                                                              1999          1998          1997
                                                                          ------------  ------------  ------------
Net loss as attributed to common stockholders--as reported..............  $  1,491,779  $  2,767,768  $  3,020,895
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net loss as attributed to common stockholders--pro forma................  $  1,724,905  $  2,868,733  $  3,065,545
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Loss per share--as reported.............................................  $      (0.07) $      (0.16) $      (0.18)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Loss per share--pro forma...............................................  $      (0.09) $      (0.16) $      (0.18)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years because additional awards in future years are anticipated.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

5. STOCK OPTION PLANS (CONTINUED)

    The aggregate fair values of each option granted in Fiscal year 1999 ranged from $0.77 to $3.19 and in Fiscal 1998 and 1997 were $0.56 and $0.58, respectively. The fair value of each option grant for the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                   1999       1998       1997
                                                                 ---------  ---------  ---------
Risk-free interest rate........................................      4.74%      6.06%      6.25%
Expected life..................................................    4 years    5 years    5 years
Expected volatility............................................       122%        84%        10%
Expected dividend yield........................................       0.0%       0.0%       0.0%

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

6. INCOME TAXES

    The Company has paid no income tax to date other than the California minimum franchise tax. Deferred tax assets arise from both carried forward losses and differences between the expenses for tax purposes and that for financial accounting purposes. The components of deferred tax assets consist of the following:

                                                     MARCH 31,      JUNE 30,       JUNE 30,
                                                       1999           1998           1997
                                                   -------------  -------------  -------------
Miscellaneous accruals...........................  $      56,917  $     138,559  $     131,254
Provision for doubtful accounts receivable.......         14,048          2,018          4,000
Set up costs and product development
  expenditures...................................        163,480        106,589         52,881
Compensation related to stock options
  granted........................................        190,507        190,508        147,606
Net operating loss carryforwards.................      4,216,102      3,532,888      2,541,491
                                                   -------------  -------------  -------------
Total deferred tax asset.........................      4,641,054      3,970,562      2,877,232
Valuation allowance..............................     (4,641,054)    (3,970,562)    (2,877,232)
                                                   -------------  -------------  -------------
    Net deferred tax asset.......................  $          --  $          --  $          --
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

    A valuation allowance is provided due to the uncertainty surrounding the realization of the deferred tax assets in view of the Company's not having achieved profitable operations.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

6. INCOME TAXES (CONTINUED)
    Net operating losses of the French Subsidiary are available for offset against future taxable income of the French Subsidiary and will expire five years after the year in which they arose, as follows:

                                                                  FUTURE TAX
                                                                 BENEFITS ON
                                                  FRENCH TAX      OPERATING         YEAR OF
YEAR IN WHICH LOSS AROSE                            LOSSES          LOSSES        EXPIRATION
-----------------------------------------------  -------------  --------------  ---------------
1994...........................................   $   403,312    $    147,854           1999
1995...........................................     2,020,161         740,598           2000
1996...........................................     1,140,162         417,983           2001
1997...........................................       416,040         152,520           2002
1998...........................................       183,018          67,094           2003
                                                                --------------
                                                                 $  1,526,049(1)
                                                                --------------
                                                                --------------

------------------------

(1) The deferred tax asset is before the application of the valuation allowance.

    Net operating losses of the Hong Kong subsidiary were available for offset against future taxable income in the Hong Kong operating subsidiary and would have expired fifteen years after the year-end in which they arose, however, as the subsidiary has been liquidated the Company will not realize any benefit from these losses.

    Net operating losses of the U.S. are available for offset against future taxable income in the U.S. and will expire fifteen or twenty years after the year-end in which they arose, as follows:

                                                                  FUTURE TAX
                                                                 BENEFITS ON
                                                    U.S. TAX      OPERATING         YEAR OF
YEAR IN WHICH LOSS AROSE                             LOSSES         LOSSES        EXPIRATION
------------------------------------------------  ------------  --------------  ---------------
1987............................................  $        201   $         70           2002
1988............................................        35,896         12,564           2003
1989............................................        61,333         21,467           2004
1990............................................        60,480         21,168           2005
1993............................................        53,731         18,806           2008
1994............................................       141,598         49,559           2009
1995............................................        77,446         27,106           2010
1996............................................       997,417        349,096           2011
1997............................................     1,520,725        517,045           2012
1998............................................     2,111,388        717,872           2013
1999............................................     2,676,160        909,894           2019
                                                                --------------
                                                                 $  2,644,647(1)
                                                                --------------
                                                                --------------

------------------------

(1) The deferred tax asset is before the application of the valuation allowance.

    Due to changes in the Company's ownership during Fiscal 1997 and prior fiscal years, the amount of loss and credit carryforwards available to offset future U.S. federal taxable income or tax may be subject to annual limitations by IRS Code Section 382. The amount of such limitation, if any, has not been determined.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

6. INCOME TAXES (CONTINUED)

    The difference between the statutory U.S. federal income tax rate on income
(loss) before income taxes and the company's effective tax rate is summarized as follows:

                                                  1999           %          1998           %          1997           %
                                              -------------  ---------  -------------  ---------  -------------  ---------
Net loss....................................  $  (1,491,779)            $  (2,510,802)            $  (2,777,777)
Federal tax at statutory rate...............       (522,123)      35.0%      (853,673)      34.0%      (972,222)      35.0%
Foreign taxes--rate differential............       (150,193)      10.0%        21,840       (0.9%)        58,838      (2.1%)
R&D credit..................................             --         --        (40,245)       1.6%            --         --
State tax benefit...........................             --         --       (221,252)       8.8%            --         --
Increase in valuation allowance.............        672,316      (45.0%)     1,093,330     (43.5%)       913,384     (32.9%)
                                              -------------  ---------  -------------  ---------  -------------  ---------
Total provision.............................  $          --         --  $          --         --  $          --         --
                                              -------------  ---------  -------------  ---------  -------------  ---------
                                              -------------  ---------  -------------  ---------  -------------  ---------

7. COMMITMENTS

CAPITAL LEASE OBLIGATIONS:

    The Company leases certain office equipment under a lease arrangement expiring March 2000 with an interest rate of 17%.

    Future minimum lease payments under these capital leases is as follows:

For Year Ending March 31, 2000......................................  $   9,004
                                                                      ---------
Total minimum lease payments........................................      9,004
Less amounts representing interest..................................       (803)
                                                                      ---------
Present value of net minimum lease payments.........................      8,201
Less current obligation.............................................         --
                                                                      ---------
Long-term obligation under capital lease............................  $   8,201
                                                                      ---------
                                                                      ---------

OPERATING LEASE OBLIGATIONS:

    The Company leases its offices, housing for certain employees, and certain motor vehicles under operating lease agreements expiring in future years. These agreements require the Company to pay taxes, insurance, and maintenance expenses. Rental expense was approximately $56,000, $174,000 and $257,000 for the nine months of Fiscal 1999 and twelve months of Fiscal 1998 and Fiscal 1997, respectively.

    The annual minimum rental commitments under all non-cancelable operating lease arrangements are as follows:

Fiscal year ending March 31,
  2000............................................................  $  74,000
  2001............................................................     38,000
                                                                    ---------
                                                                    $ 112,000
                                                                    ---------
                                                                    ---------

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

8. EARNINGS PER SHARE

    Reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                                                    TWELVE MONTHS  TWELVE MONTHS
                                                                      NINE MONTHS       ENDED       ENDED JUNE
                                                                      ENDED MARCH     JUNE 30,          30,
                                                                       31, 1999         1998           1997
                                                                     -------------  -------------  -------------
Basic and diluted;
  Weighted average shares outstanding..............................     20,193,250    17,539,820     17,074,660
                                                                     -------------  -------------  -------------
  Shares used in calculating per share amounts.....................     20,193,250    17,539,820     17,074,660
                                                                     -------------  -------------  -------------
  Net loss attributed to common stockholders.......................  $   1,491,779   $ 2,767,768    $ 3,020,895
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
  Net loss per share attributed to common stockholders.............  $       (0.07)  $     (0.16)   $     (0.18)
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

    At March 31, 1999 the Company had 3,585,077 options and 3,378,641 warrants outstanding to purchase shares of Common Stock compared to 2,986,077 options and 1,267,894 warrants outstanding at June 30, 1998. At June 30, 1997 the Company had 2,648,077 options and 436,894 warrants outstanding. These were not included in the computation of diluted earnings per share because inclusion of the options and warrants was anti-dilutive.

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

    The geographical distribution of the revenues, operating loss and total identifiable assets is as follows:

                                                                                        REVENUES
                                                                       ------------------------------------------
                                                                                     TWELVE MONTHS  TWELVE MONTHS
                                                                       NINE MONTHS    ENDED JUNE     ENDED JUNE
                                                                       ENDED MARCH        30,            30,
                                                                         31, 1999        1998           1997
                                                                       ------------  -------------  -------------
North and South America..............................................   $  172,418    $   145,695    $   137,236
Europe/Africa........................................................      336,508        428,257        517,324
Asia/Pacific Rim.....................................................      232,071        318,240        620,051
                                                                       ------------  -------------  -------------
                                                                        $  740,997    $   892,192    $ 1,274,611
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

9. BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS AND MAJOR CUSTOMERS
   (CONTINUED)

                                                                                     OPERATING LOSS
                                                                      --------------------------------------------
                                                                      NINE MONTHS   TWELVE MONTHS   TWELVE MONTHS
                                                                      ENDED MARCH   ENDED JUNE 30,  ENDED JUNE 30,
                                                                        31, 1999         1998            1997
                                                                      ------------  --------------  --------------
North and South America.............................................   $1,432,015    $  2,028,824    $  2,119,350
Europe/Africa.......................................................       76,349         277,198         112,629
Asia/Pacific Rim....................................................       63,271         179,051         605,578
                                                                      ------------  --------------  --------------
                                                                       $1,571,635    $  2,485,073    $  2,839,557
                                                                      ------------  --------------  --------------
                                                                      ------------  --------------  --------------

                                                                               TOTAL IDENTIFIABLE ASSETS
                                                                      --------------------------------------------
                                                                       MARCH 31,       JUNE 30,        JUNE 30,
                                                                          1999           1998            1997
                                                                      ------------  --------------  --------------
North and South America.............................................   $  423,023    $    440,165    $    137,654
Europe/Africa.......................................................        4,983          28,430         114,545
Asia/Pacific Rim....................................................           --          17,484         189,788
                                                                      ------------  --------------  --------------
                                                                       $  428,006    $    486,079    $    441,987
                                                                      ------------  --------------  --------------
                                                                      ------------  --------------  --------------

    There were two customers representing 51% and 35% of revenues in Fiscal 1999, two customers representing 48% and 24% of revenues in Fiscal 1998, and one customer representing 21% of revenues in Fiscal 1997.

10. CONTINGENCIES

    The Company is subject to a number of claims arising out of the conduct of business. The Company believes that the results of the claims will not have a materially adverse effect on the Company's financial condition.

11. TRANSITION PERIOD COMPARATIVE DATA

    The accompanying statements of operations and cash flows for the nine months ended March 31, 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the period.

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

11. TRANSITION PERIOD COMPARATIVE DATA (CONTINUED)
    The following table presents financial information for the nine months ended March 31, 1999 and 1998, respectively:

                                                                       NINE MONTHS ENDED
                                                                  ----------------------------
                                                                    MARCH 31,
                                                                      1999         MARCH 31,
                                                                  -------------      1998
                                                                                 -------------
                                                                                  (UNAUDITED)
Revenue:
  Network.......................................................  $     480,082  $     539,971
  Consulting....................................................        260,915        105,000
                                                                  -------------  -------------
                                                                        740,997        644,971
Cost of revenue:
  Network.......................................................        201,032        356,357
  Consulting....................................................        260,915        105,000
                                                                  -------------  -------------
                                                                        461,947        461,357
                                                                  -------------  -------------
Gross profit....................................................        279,050        183,614
Operating expenses:
  Selling, general and administrative...........................      1,371,269      1,480,103
  Product development...........................................        479,416        281,910
                                                                  -------------  -------------
Total operating expenses........................................      1,850,685      1,762,013
                                                                  -------------  -------------
Operating loss..................................................     (1,571,635)    (1,578,399)
Other income (expense), net.....................................         62,056        (65,146)
Interest income.................................................         17,800         17,570
                                                                  -------------  -------------
Net loss........................................................     (1,491,779)    (1,625,975)
Preferred dividend..............................................             --       (188,503)
                                                                  -------------  -------------
Net loss attributed to common stockholders......................  $  (1,491,779) $  (1,814,478)
                                                                  -------------  -------------
                                                                  -------------  -------------
Net loss per share (basic and diluted)..........................  $       (0.07) $       (0.11)
                                                                  -------------  -------------
                                                                  -------------  -------------
Weighted average number of shares used in per share calculation
  (basic and diluted)...........................................     20,193,250     17,264,914
                                                                  -------------  -------------
                                                                  -------------  -------------

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)

11. TRANSITION PERIOD COMPARATIVE DATA (CONTINUED)

    The following table presents cash flow information for the nine months ended March 31, 1999 and 1998, respectively:

                                                                       NINE MONTHS ENDED
                                                                  ----------------------------
                                                                    MARCH 31,
                                                                      1999         MARCH 31,
                                                                  -------------      1998
                                                                                 -------------
                                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss......................................................  $  (1,491,779) $  (1,625,975)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization expense.........................         81,549         50,803
  Unrealized exchange (gain) loss...............................        (64,329)        64,516
  Write-off of fixed assets.....................................          4,809         15,181
  Compensation related to stock options & warrants..............             --        107,250
  Changes in operating assets and liabilities:
    Changes in accounts receivable..............................        (18,848)       (97,961)
    Changes in other current assets and security deposits.......         13,337         24,904
    Changes in accounts payable.................................       (137,133)        86,931
    Changes in accrued and other liabilities....................        (65,719)        (3,601)
                                                                  -------------  -------------
      Net cash used in operating activities.....................     (1,678,113)    (1,377,952)

Cash flows from investing activities:
  Purchases of fixed assets.....................................        (22,773)       (44,034)
  Proceeds from sale of fixed assets............................             --         19,405
                                                                  -------------  -------------
      Net cash used in investing activities.....................        (22,773)       (24,629)

Cash flows from financing activities:
  Proceeds from issuance of common stock........................      2,507,342        611,585
  Exercise of stock options.....................................             --            750
  Payments on capital leases....................................         (6,690)        (6,703)
                                                                  -------------  -------------
      Net cash provided by financing activities.................      2,500,652        605,632
Effect of exchange rate changes on cash.........................         (6,056)        (2,063)
                                                                  -------------  -------------
      Net increase (decrease) in cash and cash equivalents......        793,710       (799,012)
Cash and cash equivalents, beginning of the period..............        473,170      1,274,157
                                                                  -------------  -------------
Cash and cash equivalents, end of the period....................  $   1,266,880  $     475,145
                                                                  -------------  -------------
                                                                  -------------  -------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................  $       1,573  $       3,225
  Cash paid during the period for taxes.........................            800             --
Non-cash financing transactions:
  Conversion of preference dividend payable to common stock.....         55,804             --
  Issuance of note receivable for exercise of employee stock
    options.....................................................         40,000             --

                          FINANCIAL STATEMENT SCHEDULE
                    REQUIRED RULE BY 5-04 OF REGULATION S-X

                   QCS.NET CORPORATION (DBA SOURCINGLINK.NET)
                                  SCHEDULE II
                      VALUATION AND QUALIFICATION ACCOUNTS

                                                             ADDITIONS
                                                   ------------------------------
                                     BALANCE AT      CHARGED TO
                                    BEGINNING OF     COSTS AND       CHARGED TO                     BALANCE AT
DESCRIPTION                            PERIOD         EXPENSES     OTHER ACCOUNTS    DEDUCTIONS    END OF PERIOD
----------------------------------  -------------  --------------  --------------  --------------  -------------
YEAR ENDED MARCH 31, 1999
Provision for doubtful accounts
  receivable......................   $    29,657     $   15,000                      $   (9,536)    $    35,121
Deferred tax valuation
  allowance.......................     3,970,562                         670,492                      4,641,054
YEAR ENDED JUNE 30, 1998
Provision for doubtful accounts
  receivable......................        55,036         31,883               --        (57,262)         29,657
Deferred tax valuation
  allowance.......................   $ 2,877,232             --     $  1,093,330             --     $ 3,970,562

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       3.1   Certificate of Incorporation filed March 26, 1993.
       3.2   Certificate of Amendment of Certificate of Incorporation filed July 26, 1994.
       3.3   Certificate of Amendment of Certificate of Incorporation filed November 22, 1994. (incorporated herein by reference to Exhibit 28(ii) to Form 8-K)
       3.4   Certificate of Amendment of Certificate of Incorporation filed November 12, 1998.
       4.1   Specimen form of stock certificate for Common Stock.
       4.2   Series A Convertible Preferred Stock Purchase Agreement by and between QCS and the Series A Purchasers.
               (incorporated herein by reference to Exhibit 28(i) to Form 8-K filed on November 22, 1994)
       4.3   Registration Rights Agreement by and between QCS and the Series A Purchasers. (incorporated herein by reference to Exhibit 28(ii) to Form 8-K filed on November 22, 1994)
       4.4   Shareholders' Agreement by and between QCS and the Series A Purchasers. (incorporated herein by reference to Exhibit 28(vi) to Form 8-K filed on November 22, 1994)
       4.6   Class U Warrant to Purchase Common Stock by and between QCS and the Series A Purchasers. (incorporated herein by reference to Exhibit 28(iii) to Form 8-K filed on November 22, 1994)
       4.7   Amendment No. 1 to Series A Convertible Preferred Stock Purchase Agreement by and between QCS and the
               Series A Purchasers.
       4.8   Amended and Restated Shareholders' Agreement by and between QCS and the Series A Purchasers.
       4.9   Amended and Restated Class U Warrant to Purchase Common Stock by and between QCS and the Series A
               Purchasers.
      10.1   Engagement Letter for consulting services from QCS to Het Goede Paard dated August 30, 1997.
      10.2   Consulting Agreement by and between QCS and L.A. Delmonico Consulting, Inc. dated May 1, 1998.
      10.3   Employment Agreement by and between QCS and Sean Maloy dated January 29, 1999.
      10.4   Employment Agreement by and among QCS and John Buckles dated July 6, 1998.
      10.5   Stock Option Plan. (the "Stock Option Plan")
      10.6   Form of Stock Option Agreement pertaining to the Stock Option Plan.
      10.7   1997 Stock Option Plan, as amended. (the "1997 Option Plan")
      10.8   Incentive Stock Option Agreement pertaining to the 1997 Option Plan.
      10.9   Nonstatutory Stock Option Agreement pertaining to the 1997 Stock Option Plan.
      10.10  Form of Indemnification Agreement for Officers and Directors of QCS.
      10.11  City Center Office Lease by and between QCS and Eagle Square Partners dated July 20, 1995.
      10.12  Services Agreement between International Business Machines Corporation and QCS dated November 23, 1996.*
      21.1   Subsidiaries of the Registrant.
      23.1   Report of Independent Accountants on Financial Statement Schedule.
      27     Financial Data Schedule.

------------------------

* Issuer has sought confidential treatment pursuant to Rule 406 for a portion of the referenced exhibits.