Form 10QSB
period 1999-06-30
SOURCINGLINK NET INC
filed 1999-08-16
CIK 825517

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

                       Commission File Number: 33-18600-D


                             SOURCINGLINK.NET, INC.
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

                               QCS.NET CORPORATION
-- ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X YES   NO

Shares of Common Stock outstanding as of August 6, 1999: 23,010,874 shares

                             SOURCINGLINK.NET, INC.


                                    CONTENTS
                                    --------
                                                                                                      PAGE
PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements

                      Consolidated Condensed Balance Sheets as of
                      June 30, 1999 (unaudited) and March 31, 1999                                       3

                      Consolidated Condensed Statements of Operations
                      for the three months ended June 30, 1999 and 1998 (unaudited)                      4

                      Consolidated Condensed Statements of Cash Flows
                      for the three months ended June 30, 1999 and 1998 (unaudited)                      5

                      Notes to Consolidated Unaudited Financial Statements                               6

ITEM 2            Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                          8

PART II           OTHER INFORMATION

ITEM 2            Changes in Securities and Use of Proceeds                                             15

ITEM 5            Other Information                                                                     15

ITEM 6            Exhibits and Reports on Form 8-K                                                      15

                  SIGNATURE                                                                             16

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                                           SOURCINGLINK.NET, INC.
                                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      JUNE 30,                 MARCH 31,
ASSETS                                                                  1999                      1999
                                                                 -------------------       -------------------
Current assets:                                                     (Unaudited)
    Cash and cash equivalents                                          $    810,331             $   1,266,880
    Accounts receivable, net                                                180,985                   222,769
    Other current assets                                                     21,620                     7,111
                                                                 -------------------       -------------------
         Total current assets                                             1,012,936                 1,496,760

Property and equipment, net                                                 177,515                   185,286
Other non-current assets                                                    176,578                    12,839
                                                                 -------------------       -------------------
         Total assets                                                 $   1,367,029             $   1,694,885
                                                                 -------------------       -------------------
                                                                 -------------------       -------------------

LIABILITIES
Current liabilities:
    Accounts payable and accrued liabilities                           $    989,814               $   707,121
    Deferred  revenue and other                                             108,654                    42,437
                                                                 -------------------       -------------------
         Total current liabilities                                        1,098,468                   749,558

STOCKHOLDERS' EQUITY
Series A convertible preferred stock                                          3,331                     3,816
Common stock                                                                 23,011                    22,525
Additional paid-in capital                                               15,298,501                15,298,501
Common stock note receivable                                                (40,000)                  (40,000)
Accumulated deficit                                                     (15,103,240)              (14,420,409)
Cumulative foreign currency translation adjustments                          86,958                    80,894
                                                                 -------------------       -------------------
    Total stockholders' equity                                              268,561                   945,327
                                                                 -------------------       -------------------
         Total liabilities and stockholders' equity                   $   1,367,029             $   1,694,885
                                                                 -------------------       -------------------
                                                                 -------------------       -------------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      SOURCINGLINK.NET, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                THREE MONTHS ENDED JUNE 30,
                                                          -----------------------------------------
                                                                1999                   1998
                                                          ------------------     ------------------
Revenue:
           Network                                              $   204,626            $   142,221
           Consulting                                                64,749                105,000
                                                          ------------------     ------------------
                                                                    269,375                247,221

Cost of revenue:
           Network                                                   83,350                 58,458
           Consulting                                                64,749                105,000
                                                          ------------------     ------------------
                                                                    148,099                163,458

Gross profit                                                        121,276                 83,763

Operating expenses:
           Selling, general and administrative                      612,690                864,868
           Product development                                      197,924                125,569
                                                          ------------------     ------------------
Total operating expenses                                            810,614                990,437

Operating loss                                                    (689,338)              (906,674)

Other income (expense), net                                         (4,327)                 20,713
Interest income                                                      10,834                  1,134
                                                          ------------------     ------------------
Net loss                                                       $  (682,831)           $  (884,827)

Preferred dividend                                                 -                      (68,463)

                                                          ------------------     ------------------
Net loss attributed to common stockholders                     $  (682,831)           $  (953,290)
                                                          ------------------     ------------------
                                                          ------------------     ------------------

                                                          ------------------     ------------------
Net loss per share (basic and diluted)                          $    (0.03)            $    (0.05)
                                                          ------------------     ------------------
                                                          ------------------     ------------------

Weighted average number of shares
used in per share calculation (basic and diluted)                22,898,850             18,367,556
                                                          ------------------     ------------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                             SOURCINGLINK.NET, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                         THREE MONTHS ENDED
                                                                               ----------------------------------------
                                                                                   JUNE 30,               JUNE 30,
                                                                                     1999                   1998
                                                                               -----------------      -----------------
Cash flows from operating activities:
     Net loss                                                                        $ (682,831)            $ (884,827)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                                               27,716                 12,733
     Unrealized exchange (gain) loss                                                      4,246               (24,984)
     Loss on disposal of fixed assets                                                         -                 71,243
     Expense related to stock options and warrants                                            -                370,693
     Changes in operating assets and liabilities-net                                    214,426                129,913
                                                                               -----------------      -----------------
             Net cash used in operating activities                                     (436,443)              (328,229)

Cash flows from investing activities:
     Purchases of fixed assets                                                          (19,945)              (136,372)
     Proceeds from disposal of fixed assets                                                   -                  4,413
                                                                               -----------------      -----------------
             Net cash used in investing activities                                      (19,945)              (131,959)

Cash flows from financing activities:
        Proceeds from issuance of common stock                                                -                466,654
        Payments on capital leases                                                       (1,980)                (2,395)
                                                                               -----------------      -----------------
             Net cash provided by (used in) financing activities                         (1,980)               464,259

Effect of exchange rate changes on cash                                                   1,819                 (6,046)
                                                                               -----------------      -----------------
             Net decrease in cash and cash equivalents                                 (456,549)                (1,975)

Cash and cash equivalents, beginning of the period                                    1,266,880                475,145

                                                                               -----------------      -----------------
                                                                               -----------------      -----------------
Cash and cash equivalents, end of the period                                         $  810,331             $  473,170
                                                                               -----------------      -----------------
                                                                               -----------------      -----------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                             SOURCINGLINK.NET, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

On July 20, 1999, the stockholders of the Company approved a proposal to change the Company's name from QCS.net Corporation to SourcingLink.net, Inc. The name change became effective as of that date upon the Company's filing of its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

The interim consolidated condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2000. The year-end balance sheet data at March 31, 1999 was derived from the audited financial statements.

The consolidated financial statements include the accounts of SourcingLink.net, Inc. and its wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

2.  COMPUTATION OF NET LOSS PER SHARE:

Net loss per share is presented on a basic and diluted basis. Basic earnings per share is computed by dividing the income available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. For the Company, dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon the exercise of stock options and warrants and conversion of preferred stock for all periods.

Basic and diluted earnings per share are calculated as follows for the three months ended June 30, 1999 and 1998:

                                     THREE MONTHS ENDED JUNE 30,
                             -------------------------------------------
BASIC AND DILUTED:                  1999                    1998
                             --------------------    -------------------
Weighted average shares
outstanding for the period            22,898,850             18,367,556

Net loss attributed to
Common shareholders                 $   (682,831)           $  (953,290)

                             --------------------    -------------------
Net loss per share                  $     (0.03)            $    (0.05)
                             --------------------    -------------------
                             --------------------    -------------------

At June 30, 1999, the Company had 2,662,000 options and 3,382,132 warrants outstanding to purchase shares of Common Stock compared to 3,585,077 options and 3,378,641 warrants outstanding at March 31, 1999. These were not included in the computation of diluted earnings per share because inclusion of the options and warrants would be anti-dilutive.

3.  RECLASSIFICATION:

Certain prior period balances have been reclassified to conform to the current period's presentation.

4.  COMPREHENSIVE LOSS:

Comprehensive loss for the three months ended June 30, 1999 and 1998 was $676,767 and $914,518, respectively. The principal difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments.

5.  SUBSEQUENT EVENT:

In August 1999, the Company completed a private placement of Common Stock, primarily to institutional investors. The investment banking firm of Needham and Co. acted as placement agent for the offering which totaled 5,031,875 Common shares at a price of $1.60 per share. Gross proceeds were $8.1 million, and net proceeds, after placement agent fees and other offering costs, were approximately $7.3 million. The net proceeds of the offering are expected to be used primarily for general working capital and corporate purposes, including product development and sales and marketing of the Company's Internet solutions.

A pro forma balance sheet showing the impact of the offering as if the proceeds had been received and the estimated offering costs had been paid as of June 30, 1999, is presented below.

PRO FORMA BALANCE SHEETS

                                                                                (Unaudited)
                                                         --------------------------------------------------------
                                                                               JUNE 30, 1999
                                                         --------------------------------------------------------
                                                               AS                PRO FORMA              PRO
                                                            REPORTED            ADJUSTMENTS            FORMA
                                                            --------            -----------            -----
ASSETS
Current assets:
      Cash and cash equivalents                               $  810,331          $7,318,000         $ 8,128,331
      Accounts receivable and other current assets               202,605                                 202,605
                                                         ----------------      --------------      --------------
Total current assets                                           1,012,936           7,318,000           8,330,936

Property and equipment, net                                      177,515                                 177,515
Other non-current assets                                         176,578            (164,000)             12,578
                                                         ----------------      --------------      --------------
Total assets                                                 $ 1,367,029          $7,154,000          $8,521,029
                                                         ----------------      --------------      --------------
                                                         ----------------      --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities                                    $ 1,098,468       $    (164,000)         $  934,468

Common stock                                                      23,011               5,032              28,043
Additional paid-in capital                                    15,298,501           7,312,968          22,611,469
Other stockholders' equity-net                               (15,052,951)                            (15,052,951)
                                                         ----------------      --------------      --------------
      Total stockholders' equity                                 268,561           7,318,000           7,586,561
                                                         ----------------      --------------      --------------
Total liabilities and stockholders' equity                   $ 1,367,029          $7,154,000          $8,521,029
                                                         ----------------      --------------      --------------
                                                         ----------------      --------------      --------------

6.   RECENT PRONOUNCEMENTS:

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted SOP No. 98-1 as of the first quarter of fiscal year 2000. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risk Factors" below, and are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Historically, network revenues have been primarily from customer use of the Company's private network desktop solution. In February 1999, the Company began a rollout of its new Internet solution to selected merchandise suppliers of the Company's retailer subscribers. While there continues to be revenue from the desktop solution, the Company's focus is now centered on the broad Internet solution, and current retailer customers are either adopting or have committed to convert to the Internet solution.

The Company entered into a multi-faceted eCommerce agreement with IBM in the third quarter of fiscal 1998, as an amendment to an earlier 1996 agreement under which the Company became an active participant in IBM's e-commerce group. Under the 1998 contract, referred to as the IBM Agreement or the Agreement in the discussion below, IBM has been providing most of the sales and marketing effort, worldwide help desk support and project management for the Company, as well as the network and server infrastructure supporting the Company's solution. Payments to IBM for these services have been based on a percentage of sales under a revenue sharing provision of the Agreement. These payments to IBM comprise the majority of cost of sales for network revenue.

The Company has assisted IBM with sales and marketing of the Company's solution, and has billed IBM at cost for such services. These billings to IBM have been recorded as consulting revenue. The Company's new strategy and intent is to bring sales and project management in-house; therefore, the Company does not expect to continue providing or billing these consulting services to IBM after the third quarter of fiscal year 2000.

ACCOUNTING FOR NEW IBM AGREEMENT

The Company is currently in the process of negotiating new agreements to define its continuing relationship with IBM. The Company anticipates that the alliance with IBM will continue to include both co-marketing and infrastructure support to the Company. As mentioned above, the cost of these services was historically based primarily on revenue sharing, and was all included in cost of revenue. If the Agreement is modified effective October 1, 1999, as expected, payments to IBM will be accounted for as described below.

For the infrastructure portion of the agreement, which includes the housing of servers in IBM's secure data management center, the Company will pay IBM under a combined fixed and variable price structure, based upon the level of service. Payments for these services will be accounted for as cost of revenue.

For the co-marketing portion of the agreement, which includes services for the active promotion of the Company's preorder merchandise sourcing solution, use of the IBM logo and e-business mark on Company marketing material and our website, and participation with IBM at its e-commerce trade show booths, payments will be made on a revenue sharing basis and will be accounted for as sales and marketing expense.

ACCUMULATED LOSSES

From its inception in 1993 through June 30, 1999, the Company has generated an accumulated deficit of $15.1 million. Since inception, the Company has incurred substantial costs to develop its technology, to create, introduce and enhance its sourcing solution, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made. The previous strategy, which included outsourcing the sales and marketing function to IBM, thus far has produced insignificant revenues.

CHANGE IN FISCAL YEAR

In May 1999, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, commencing April 1, 1999. In the comparison of the periods ended June 30, 1999 and 1998, this year's three months are the first quarter of the fiscal year, whereas last year's three months were the fourth quarter of fiscal year 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

Total revenues for the three months ended June 30, 1999 increased $22,000, or 9%, to $269,000 from $247,000, in the three months ended June 30, 1998. This includes an increase in Network revenues of $62,000, or 44%, to $205,000 from $142,000, which was primarily attributable to revenue from the Company's new Internet sourcing solution. The Company began rolling-out its Internet solution in February 1999, and therefore was not receiving revenue from this solution in the three-month period ended June 30, 1998. Consulting revenues decreased $40,000, or 38%, to $65,000 for the three months ended June 30, 1999 from $105,000 for the same period one year ago. Consulting revenues are derived from the IBM Agreement, primarily for sales, marketing and project management assistance provided to IBM by the Company. This assistance to IBM has been reduced in scope as compared to the prior year's three month period, and, as mentioned above, the Company intends to continue reducing both its reliance on, and its assistance to, IBM's sales and project management efforts, particularly after the anticipated modifications to the IBM Agreement which are expected to be effective October 1, 1999.

Sales of the Company's Internet solution generally require adoption by retailers and then a roll-out to the retailer's merchandise suppliers which the Company expects will result in lengthy sales and implementation cycles. Revenues from the Internet solution in the current quarter are from subscriptions among the groups of suppliers that have been made available for roll-out by two of the Company's current retailer customers.

COST OF REVENUES

In the three months ended June 30, 1999, the cost of network revenues increased $25,000, or 43%, to $83,000 from $58,000 in the three months ended June 30, 1998. The cost of network revenues consists primarily of revenue sharing payments under the IBM Agreement, and the increase in these costs is largely due to the increase in revenue. The cost of consulting revenue, which equals the revenues received, was $65,000 in the first quarter of this year, and $105,000 in the three months ended June 30, 1998. Overall, gross profit increased $38,000 to $121,000, or 45% of revenues, from $84,000, or 34% of revenues, in the three months ended June 30, 1998. The increase in gross profit as a percent of sales is largely attributable to the reduction in consulting revenue, as such revenue is billed at cost and there is no associated gross profit margin.

Under the infrastructure portion of the new agreement with IBM that is expected to become effective October 1, 1999, network and other infrastructure support costs will not be as closely tied to revenue sharing, and will be relatively fixed over varying levels of activity; accordingly, future fluctuations in revenue may have a greater impact on gross profit margins than in prior periods.

OPERATING EXPENSES

In the three months ended June 30, 1999, the Company's selling, general and administrative expenses decreased by $252,000, or 29%, to $613,000 from $865,000 in the three months ended June 30, 1998. The Company has expanded its management team, but the related increase in costs was more than offset by charges taken last year with no similar charges this year. Such charges in the 1998 quarter related to the issuance of warrants, and to legal and accounting fees associated with the closure of offices in France and Hong Kong. Product development expenses during the first quarter of fiscal year 2000 increased by $72,000, or 58%, to $198,000 from $126,000 in the three months ended June 30, 1998. The increase in product development is primarily labor and support costs associated with continued enhancement of the Company's Internet solution, including new management personnel.

The Company expects that product development and selling, general and administrative expenses will increase as it expands its operations, brings its sales and project management function in-house, and incurs additional labor and other costs related to the enhancement and sales of its solution.

OTHER INCOME (EXPENSE), NET AND INTEREST INCOME

The principal component of other income (expense), net, an expense of $4,000 and a gain of $21,000 in the three months ended June 30, 1999 and 1998, respectively, is the exchange gain or loss on foreign currency translations with the Company's subsidiary in France. Interest income increased to $11,000 in the current year's first quarter from $1,000 in the same three months one year ago. The increase in interest income is attributable to the increased cash available for investment. During the period September to December 1998, the Company raised approximately $2.5 million through various private placements of equity securities, thereby providing the additional invested funds.

INCOME TAXES

The Company recorded a net loss of $683,000 during the three months ended June 30, 1999, and had net losses of $1.5 and $2.8 million in fiscal 1999 and 1998, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of June 30, 1999, the Company had net operating loss carryforwards for United States income tax purposes of approximately $8.4 million. These losses expire at various dates between 2002 and 2020. As of June 30, 1999, the Company also had net operating loss carryforwards for income tax purposes in France of approximately $3.7 million, which expire at various dates between 1999 and 2003. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of the Company due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 1999 were $810,000, a decrease of $457,000 from March 31, 1999. Cash used in operating activities for the three months ended June 30, 1999 was $436,000, compared to $328,000 for the three months ended June 30, 1998. The cash usage in each period was primarily due to the net losses. Approximately $370,000 of the loss in the three-month period ended June 30, 1998 related to non-cash stock options and warrants expense. Therefore, less cash was used in operations in the three-month period one year ago even though the net operating loss was greater in that period. The Company plans to continue investing in product development and sales and marketing of its Internet sourcing solution, and use of cash to fund such activities is expected to continue to increase for the foreseeable future.

Subsequent to the end of the quarter, the Company completed a private placement of its Common Stock through a placement agent to a limited number of institutional investors. The offering included 5,031,875 Common shares and gross proceeds were $8.1 million. Net proceeds, after placement agent fees and other offering costs, were approximately $7.3 million, and are expected to be used primarily for general working capital and corporate purposes, including product development and the expansion of the sales, marketing and management functions. Including the equity capital received subsequent to the end of the quarter, the Company believes that its current working capital will be sufficient to meet its working capital requirements for the next 12 months. The Company plans to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business.

The Company currently does not have a bank credit line. The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

RECENT PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted SOP No. 98-1 as of the first quarter of fiscal year 2000. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial statements.

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

The Company has reviewed its internal computer systems, its Internet solution and its desktop software solution that could be affected by the "Year 2000" issue. The Company has tested its Internet solution and believes it is "Year 2000" compliant. Within its internal computer systems and its desktop software solution, however, the Company has identified some systems and software applications that will be affected. The Company presently believes, with modification to existing software and converting to new software, the "Year 2000" issues relating to internal computer systems and the desktop software solution will not cause significant operational or customer problems. Furthermore, the Company does not anticipate that the cost of implementing these solutions will be material to its financial position or results of operations. Such costs will primarily consist of the labor of in-house personnel; no significant outside costs are currently planned or anticipated. However, if the needed modifications and conversions are not made, or are not completed on a timely basis, "Year 2000" related problems could have a material adverse effect on the business, financial condition and results of operations of the Company. Furthermore, the costs of such conversions and updates are based on management's best estimates, which are derived utilizing numerous assumptions of future events including such things as, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. The Company began initiating formal communications with its significant suppliers and large customers in fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own "Year 2000" issues. However, there can be no guarantee that the systems of other companies on which the Company directly or indirectly relies will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems will not have a material adverse impact on the Company.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

We incurred net losses of $1.5 million in fiscal 1999 and $0.7 million in the first three months of fiscal 2000. As of June 30, 1999, we had an accumulated deficit of approximately $15.1 million. We expect to derive substantially all of our revenues for the foreseeable future from subscription fees of our Internet sourcing solution, which is based on an unproven business model. Although these revenues have grown in the most recent quarter, we may not be able to sustain this growth in the future. In fact, we may not have any revenue growth, and our revenues could decline. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

WE EXPECT TO DEPEND ON OUR INTERNET SOLUTION FOR SUBSTANTIALLY ALL OF OUR REVENUES FOR THE FORESEEABLE FUTURE.

Our solution and related services accounted for substantially all of our revenues. We anticipate that revenues from our solution and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, our solution, or its failure to achieve broad market acceptance, would seriously harm our business.


IMPLEMENTATION OF OUR SOLUTIONS BY LARGE RETAILERS IS COMPLEX, TIME CONSUMING AND EXPENSIVE. WE FREQUENTLY EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES.

Our supply chain management solution is an enterprise-wide solution that must be deployed with many users within a large retailer's sourcing organization. Its adoption by large retailers is characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our product, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our solution. It frequently takes several months to finalize a sale and the sale must often be approved by a number of management levels within the customer organization. The implementation of our solution requires a commitment of resources by our customers and third-party and our professional services organizations. Delay of these commitments may adversely affect our financial results of any particular quarter.

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

Additional risk factors are discussed in more detail in the risk factor section of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

PART II  OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 21, 1999, the Company issued 485,437 shares of Common Stock in exchange for the same number of Series A preferred shares at the election of the series A shareholder. These preferred shares were converted to Common Stock under the terms and conditions of the November 22, 1994 Series A Convertible Preferred Stock Purchase Agreement.

ITEM 5            OTHER INFORMATION

On July 20, 1999, the stockholders of the Company approved a proposal to change the Company's name to SourcingLink.net, Inc. The name change became effective as of that date upon the Company's filing of its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. In conjunction with the name change, the Company changed its trading symbol to SNET effective on July 30, 1999.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS

                  Exhibit 27 - Financial Data Schedule

         B.       REPORTS ON FORM 8-K

On June 22, 1999, the Company filed a report on Form 8-K, announcing, pursuant to Section 135c of the Securities Act of 1933, that it had engaged a placement agent for the purpose of undertaking of a private placement of up to approximately $10,000,000 of a new series of its Preferred Stock, to be designated Series B Convertible Preferred Stock, to a limited number of institutional investors.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 16, 1999                 SOURCINGLINK.NET, INC.


                                        By: /s/ Gary Davidson
                                            ---------------------
                                        Gary Davidson,
                                        Vice President Finance and
                                        Administration, Chief Financial Officer