Form 10QSB
period 1999-09-30
SOURCINGLINK NET INC
filed 1999-11-15
CIK 825517

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

                      Commission File Number:   33-18600-D
                                                ----------


                             SourcingLink.net, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     DELAWARE                                    98-0132465
     --------------------------------            ----------------
     (State or other jurisdiction                (IRS Employer
     of incorporation or organization)           Identification No.)


          16855 WEST BERNARDO DRIVE, SUITE 260, SAN DIEGO, CA  92127
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (858) 385-8900
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

     FORMER ADDRESS: 650 CASTRO STREET, SUITE 210, MOUNTAIN VIEW, CA 94041
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X    YES        NO
                             -------     ______

Shares of Common Stock outstanding as of November 9, 1999: 7,082,661 shares

                            SourcingLink.net, Inc.


                                   CONTENTS
                                   --------

                                                                                     Page
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

                 Consolidated Condensed Balance Sheets as of
                 September 30, 1999 (unaudited) and March 31, 1999                      3

                 Consolidated Condensed Statements of Operations
                 for the three and six months ended September 30, 1999
                 and 1998 (unaudited)                                                   4

                 Consolidated Condensed Statements of Cash Flows
                 for the six months ended September 30, 1999 and 1998 (unaudited)       5

                 Notes to Consolidated Unaudited Financial Statements                   6

Item 2         Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                            7

PART II        OTHER INFORMATION

Item 2         Changes in Securities and Use of Proceeds                               14

Item 4         Submission of Matters to a Vote of Security Holders                     15

Item 5         Other Information                                                       16

Item 6         Exhibits and Reports on Form 8-K                                        16

               Signature                                                               18

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

                            SourcingLink.net, Inc.
                     Consolidated Condensed Balance Sheets

                                                                  September 30,                     March 31,
ASSETS                                                                1999                            1999
                                                                 ---------------                ----------------
Current assets:                                                    (Unaudited)
    Cash and cash equivalents                                     $    7,259,463                  $    1,266,880
    Accounts receivable, net                                             191,008                         222,769
    Other current assets                                                 166,375                           7,111
                                                                  --------------                  --------------
         Total current assets                                          7,616,846                       1,496,760

Property and equipment, net                                              197,513                         185,286
Other non-current assets                                                  81,642                          12,839
                                                                  --------------                  --------------
         Total assets                                             $    7,896,001                  $    1,694,885
                                                                  ==============                  ==============

LIABILITIES
Current liabilities:
    Accounts payable and accrued liabilities                      $    1,058,066                  $      707,121
    Deferred revenue and other                                           115,911                          42,437
                                                                  --------------                  --------------
         Total current liabilities                                     1,173,977                         749,558

STOCKHOLDERS' EQUITY
Series A convertible preferred stock                                       3,233                           3,816
Common stock                                                               7,051                           5,631
Additional paid-in capital                                            22,687,133                      15,315,395
Common stock note receivable                                             (40,000)                        (40,000)
Accumulated deficit                                                  (16,016,394)                    (14,420,409)
Cumulative foreign currency translation adjustments                       81,001                          80,894
                                                                  --------------                  --------------
    Total stockholders' equity                                         6,722,024                         945,327
                                                                  --------------                  --------------
         Total liabilities and stockholders' equity               $    7,896,001                  $    1,694,885
                                                                  ==============                  ==============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements Of Operations
                                  (Unaudited)


                                           Three months ended September 30,        Six months ended September 30,
                                           -------------------------------        -------------------------------
                                              1999                  1998              1999                1998
                                           ---------             ---------        ------------         ----------
Revenue:
     Network                               $ 197,938             $ 149,146        $   402,565          $  291,367
     Consulting                               89,749                98,144            154,498             203,144
                                           ---------             ---------         ----------          ----------
                                             287,687               247,290            557,063             494,511

Cost of revenue:
     Network                                  80,681                61,172            164,032             119,630
     Consulting                               64,749                98,144            129,498             203,144
                                           ---------             ---------         ----------          ----------
                                             145,430               159,316            293,530             322,774

Gross profit                                 142,257                87,974            263,533             171,737

Operating expenses:
    Selling, general and
     administrative                          824,300               400,728          1,436,989           1,265,596
    Product development                      286,923               144,619            484,848             270,188
                                           ---------             ---------         ----------          ----------
Total operating expenses                   1,111,223               545,347          1,921,837           1,535,784

Operating loss                              (968,966)             (457,373)        (1,658,304)         (1,364,047)

Other income (expense), net                    2,592                82,678             (1,735)            103,391
Interest income                               53,220                 3,108             64,054               4,242
                                           ---------             ---------         ----------          ----------
Net loss                                    (913,154)             (371,587)        (1,595,985)         (1,256,414)

Preferred dividend                                 -                     -                  -             (68,463)
                                           ---------             ---------         ----------          ----------
Net loss attributed to common
 stockholders                              $(913,154)            $(371,587)       $(1,595,985)        $(1,324,877)
                                           =========             =========         ==========          ==========

Net loss per share (basic and
 diluted)                                  $   (0.14)            $   (0.08)        $    (0.26)         $    (0.28)
                                           =========             =========         ==========          ==========

Weighted average number of shares
used in per share calculation
 (basic and diluted)                       6,482,378             4,752,840          6,101,628           4,672,803
                                           =========             =========         ==========          ==========

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                                 Six months ended September 30,
                                                                                               ----------------------------------
                                                                                                   1999                 1998
                                                                                               ------------         -------------
Cash flows from operating activities:
   Net loss                                                                                    $ (1,595,985)        $  (1,256,414)
Adjustments to reconcile net loss to net cash used  in operating activities:
   Depreciation and amortization expense                                                             55,369                39,496
   Unrealized exchange (gain) loss                                                                    1,209              (107,738)
   Loss on disposal of fixed assets                                                                       -                71,243
   Expense related to stock options and warrants                                                          -               370,693
   Changes in operating assets liabilities-net                                                      232,158               103,891
                                                                                               ------------         -------------
     Net cash used in operating activities                                                       (1,307,249)             (778,829)

 Cash flows from investing activities:
    Purchases of fixed assets                                                                       (67,596)             (143,370)
    Proceeds from disposal of fixed assets                                                                -                 4,413
                                                                                               ------------         -------------
      Net cash used in investing activities                                                         (67,596)             (138,957)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                         7,309,076               846,159
   Proceeds from exercise of stock options                                                           63,500                     -
   Payments on capital leases                                                                        (4,045)               (4,874)
                                                                                               ------------         -------------
      Net cash provided by financing activities                                                   7,368,531               841,285

Effect of exchange rate changes on cash                                                              (1,103)              (13,622)
                                                                                               ------------         -------------
      Net increase (decrease) in cash and cash equivalents                                        5,992,583               (90,123)

Cash and cash equivalents, beginning of the period                                                1,266,880               475,145

                                                                                               ------------         -------------
Cash and cash equivalents, end of the period                                                   $  7,259,463         $     385,022
                                                                                               ============         =============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
             NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.   Basis of presentation:
---------------------------

On July 20, 1999, the stockholders of the Company approved a proposal to change the Company's name from QCS.net Corporation to SourcingLink.net, Inc. The name change became effective as of that date upon the Company's filing of its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

The interim consolidated condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2000. The year-end balance sheet data at March 31, 1999 was derived from the audited financial statements. All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split, which was effective August 25, 1999.

The consolidated financial statements include the accounts of SourcingLink.net, Inc. and its wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal period ended March 31, 1999.

Effective April 1, 1999, the Company changed its year end to March 31, from June
30. The corresponding comparative Statements of Operations and Cash Flows for the six months ended September 30, 1998 have been presented accordingly.

2.   Computation of net loss per share:
---------------------------------------

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

Basic and diluted earnings per share are calculated as follows for the three and six months ended September 30, 1999 and 1998 (unaudited):

                              Three months ended September 30,              Six months ended September 30,
                          ----------------------------------------      ----------------------------------------
Basic and diluted:              1999                   1998                   1999                    1998
                          -----------------     ------------------      -----------------     ------------------
Net loss attributed to
 Common shareholders      $        (913,154)    $         (371,587)     $      (1,595,985)    $       (1,324,877)
                          =================     ==================      =================     ==================
Weighted average shares
 outstanding for the
 period                           6,482,378              4,752,840              6,101,628              4,672,803
                          -----------------     ------------------      -----------------     ------------------
Net loss per share        $           (0.14)    $            (0.08)     $           (0.26)    $            (0.28)
                          =================     ==================      =================     ==================


All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split, which was effective August 25, 1999.

At September 30, 1999, the Company had 944,250 options and 896,059 warrants outstanding to purchase shares of Common Stock compared to 896,270 options and 844,660 warrants outstanding at March 31, 1999. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.   Reclassification:
----------------------

Certain prior period balances have been reclassified to conform to the current period's presentation. These reclassifications did not affect the loss or total stockholders' equity for the periods presented.

4.  Comprehensive loss:
-----------------------

Comprehensive loss for the three months ended September 30, 1999 and 1998 was $919,111 and $461,917, respectively. For the six months ended September 30, 1999 and 1998 the comprehensive loss was $1,595,878 and $1,376,435, respectively. The principal difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments.

5.  Issuance of Common Stock:
-----------------------------

In August 1999, the Company completed a private placement of Common Stock, primarily to institutional investors. The investment banking firm of Needham and Co. acted as placement agent for the offering which totaled 1,258,000 Common shares at a price of $6.40 per share, as adjusted for the August 25, 1999 1 for 4 reverse stock split. Gross proceeds were $8.1 million, and net proceeds, after placement agent fees and other offering costs, were approximately $7.3 million. The net proceeds of the offering are expected to be used primarily for general working capital and corporate purposes, including product development and sales and marketing of the Company's Internet solutions.

6.   Recent pronouncements:
---------------------------

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

Overview

The Company has developed an Internet-based turnkey solution for business-to-business eCommerce that enables retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities by connecting directly with their retail merchandise suppliers around the globe. The Company's revenues are generated principally from network revenues consisting of fees for access to and use of the Company's solutions. These fees include initial registration fees, fixed monthly or annual subscription fees or "pay-as-you-go" transactional fees.

Effective April 1, 1999, the Company discontinued offering the pay-as-you-go transactional fee option for new subscribers.

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

The Company has assisted IBM with sales and marketing of the Company's solution, and has billed IBM at cost for such services. These billings to IBM have been recorded as consulting revenue. The Company's new strategy and intent is to bring sales and project management in-house; therefore, the Company does not expect to continue providing or billing these consulting services to IBM after September 30, 1999.

Accounting for New IBM Agreements

Effective October 1, 1999, the Company entered into a new network services and infrastructure agreement with IBM. In addition, the Company believes it has nearly completed negotiations on a new agreement to define its on-going co-marketing relationship with IBM. As mentioned above, the cost of these services was historically based on revenue sharing, and was all included in cost of revenue. Effective October 1, 1999, the Company expects that payments to IBM will be accounted for as described below.

For the infrastructure agreement, which includes the housing of servers in IBM's secure data management center, the Company will pay IBM under a combined fixed and variable price structure, based upon the level of service. Payments for these services will be accounted for as cost of revenue.

For the co-marketing agreement, which is anticipated to include service for the active promotion of the Company's merchandise sourcing solution in the US, use of the IBM logo and e-business mark on Company marketing material and our website, and participation with IBM at its e-commerce trade show booths, payments will be made on a revenue sharing basis and will be accounted for as sales and marketing expense.

Accumulated Losses

From its inception in 1993 through September 30, 1999, the Company has generated an accumulated deficit of $16.0 million. Since inception, the Company has incurred substantial costs to develop its technology, to create, introduce and enhance its sourcing solution, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made.

Change in Fiscal Year

In May 1999, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, commencing April 1, 1999. In the comparison of the three and six-month periods ended September 30, 1999 and 1998, the current fiscal year's periods represent the second quarter and first six months of fiscal year 2000. The 1998 comparative three-month period is the first quarter of old fiscal year 1999. The 1998 comparative six-month period is the fourth quarter of old fiscal year 1998 plus the first quarter of old fiscal year 1999.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

Total revenues for the three months ended September 30, 1999 increased $40,000, or 16%, to $288,000 from $247,000 in the three months ended September 30, 1998. This includes an increase in Network revenues of $49,000, or 33%, to $198,000 from $149,000, which was primarily attributable to revenue from the Company's new Internet sourcing solution. The Company began rolling-out its Internet solution in February 1999, and therefore was not receiving revenue from this solution in the three-month period ended September 30, 1998. Consulting revenues decreased $8,000, or 9%, to $90,000 for the three months ended September 30, 1999 from $98,000 for the same period one year ago. Consulting revenues are derived primarily from the IBM Agreement, for sales, marketing and project management assistance provided to IBM by the Company. This assistance to IBM has been reduced in scope as compared to the prior year's three month period, and, as mentioned above, the Company has reduced both its reliance on, and its assistance to, IBM's sales and project management efforts. Under the new IBM agreements discussed above, effective October 1, 1999 the Company will not receive any further Consulting revenue from IBM. In addition to the IBM revenue during the quarter, the Company also received Consulting revenue from one of its retailer customers for custom modifications to the desktop solution. These fees offset a portion of the decline, as compared to the prior year, in Consulting revenue from IBM.

Total revenues for the six months ended September 30, 1999 increased $63,000, or 13%, to $557,000 from $495,000 in the six months ended September 30, 1998. The six-month increase in Network revenues was $111,000, or 38%, to $403,000 from $291,000 last year. As in the three-month period, this increase is primarily attributable to the new Internet sourcing solution which the Company began rolling-out in February 1999. Consulting revenues for the current year's six-month period decreased $49,000, or 24%, to $154,000 from $203,000 for the six-month period one year ago. This decrease is attributable to the reduction in the assistance to IBM this year, as described above.

Sales of the Company's Internet solution generally require adoption by retailers and then a roll-out to the retailer's merchandise suppliers which the Company expects will result in lengthy sales and implementation cycles. Revenues from the Internet solution in the current year are primarily from subscriptions among the groups of suppliers that have been made available for roll-out by two of the Company's current retailer customers.

Cost of Revenues

For the quarter ended September 30, 1999, the cost of Network revenues increased $20,000, or 32%, to $81,000 from $61,000 in the quarter ended September 30, 1998. For the six months ended September 30, 1999, the cost of Network revenues increased $44,000, or 37%, to $164,000 from $120,000 during the comparable six-month period one year ago. The cost of Network revenues consists primarily of revenue sharing payments under the IBM Agreement, and the increase in these costs for both the three and six-month periods is largely due to the increase in revenue.

The cost of Consulting revenue was $65,000 in the second quarter of this year, compared to $98,000 in the quarter ended September 30, 1998. For the six-month periods, the cost of Consulting revenue was $129,000 in the current year compared to $203,000 in the six months ended September 30, 1998. Consulting revenues from IBM, which comprise the majority of the total Consulting revenues received, have a cost of the revenue equal to the revenues received. The reduction in these costs for both the three and six-month periods is due to the decrease in the Consulting activities with IBM, as previously described.

Overall, gross profit in the current quarter increased $54,000 to $142,000, or 49% of revenues, from $88,000, or 36% of revenues, in the three months ended September 30, 1998. For the six-month periods, overall gross profit increased to $264,000, or 47% of revenues in the current year, from $172,000, or 35% of revenues in the six months ended September 30, 1998. The increase in gross profit as a percent of sales for both the three and six-month periods is largely attributable to the reduction in consulting revenue, as the majority of such revenue is billed at cost and there is no associated gross profit margin.

Under the new infrastructure agreement with IBM, effective October 1, 1999, network and other infrastructure support costs will not be as closely tied to revenue sharing, and will be relatively fixed over varying levels of activity; accordingly, future fluctuations in revenue may have a greater impact on gross profit margins than in prior periods.


Operating Expenses

Selling, General and Administrative Expenses. In the quarter ended September 30, 1999, the Company's selling, general and administrative expenses increased $424,000, or 106%, to $824,000 from $401,000 in the quarter ended September 30, 1998. The Company has expanded its management team, and began hiring an internal sales and project management staff during the second quarter of the current year. The associated labor and travel costs, as well as costs related to shareholder relations and directors and officers' insurance, comprise the majority of the increase in selling, general and administrative expenses compared to the same period in the prior year. For the six months ended September 30, 1999, selling, general and administrative expenses increased $171,000, or 14%, to $1.44 million from $1.27 million in the same six months of the prior year. The increase in these costs for the six-month period is not as great as the current quarter increase because of charges taken in the three months ended June 30, 1998 with no similar charges this year. The charges taken in the quarter ended June 30, 1998 related to the issuance of warrants, and to legal and accounting fees associated with the closure of offices in France and Hong Kong. Such costs more than offset the increased expenses associated with the expanded management team in the first quarter of the current fiscal year.

Product Development Expenses. Product development expenses during the three months ended September 30, 1999 increased by $142,000, or 98%, to $287,000 from $145,000 in the three months ended September 30, 1998. For the six months, product development expenses increased $215,000, or 79%, to $485,000 from $270,000 for the same period last year. The increase in product development expenses for both the three and six-month periods is primarily labor and support costs associated with continued enhancement of the Company's Internet solution, including new management and development personnel.

The Company expects that product development and selling, general and administrative expenses will increase as it expands its operations, increases its in-house sales and project management capabilities, and incurs additional labor and other costs related to the enhancement and sales of its solutions.

Other Income (Expense), net and Interest Income

The principal component of other income (expense), net is the exchange gain or loss on foreign currency translations with the Company's subsidiary in France. Primarily as a result of these foreign currency translations, other income (expense), net was income of $3,000 in the current year's second quarter compared to income of $83,000 in the same period one year ago. For the six-month periods, the current year result is an expense of $2,000 compared to income of $103,000 in the prior year. Interest income increased to $53,000 in the current year's second quarter from $3,000 in the quarter ended September 30, 1998. For the six months ended September 30, 1999 and 1998, interest income was $64,000 from $4,000, respectively. During August 1999, the Company completed a private placement of 1,258,000 shares of its Common Stock, primarily to a limited number of institutional investors. Gross proceeds of the offering were $8.1 million, and after placement agent fees and other offering costs, net proceeds of $7.3 million were received by the Company. The increases in interest income for the three and six-month periods are primarily attributable to the increased cash available for investment as a result of this private placement.

Income Taxes

The Company recorded net losses of $1.6 million and $1.3 million during the six months ended September 30, 1999 and 1998, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of

September 30, 1999, the Company had net operating loss carryforwards for United States income tax purposes of approximately $9 million. These losses expire at various dates between 2002 and 2020. As of September 30, 1999, the Company also had net operating loss carryforwards for income tax purposes in France of approximately $3.7 million which expire at various dates between 1999 and 2003. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of the Company due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

We have increased our operating expenses substantially, and plan to continue to do so, to expand our sales and marketing operations, fund greater levels of product development, increase general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected. In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

Liquidity and Capital Resources

The Company's cash and cash equivalents at September 30, 1999 were $7.3 million, an increase of $6.0 million from March 31, 1999. During August 1999, the Company completed a private placement of its Common Stock through a placement agent to a limited number of institutional investors. The offering included 1,258,000 Common shares and gross proceeds were $8.1 million. Net proceeds, after placement agent fees and other offering costs, were $7.3 million, and are expected to be used primarily for general working capital and corporate purposes, including product development and the expansion of the sales, marketing and management functions. Cash used in operating activities for the six months ended September 30, 1999 was $1.3 million, compared to $779,000 for the six months ended September 30, 1998. While the cash usage in each period was primarily due to the net losses, approximately $540,000 less cash was used in operations in the six-month period one year ago even though the net operating loss was only $340,000 lower in that period. This is primarily due to non-cash stock options and warrants expense in the six-month period ended September 30, 1998, with no similar no-cash expense in this year's six-month period. The Company plans to continue investing in product development and sales and marketing of its Internet sourcing solution, and use of cash to fund such activities is expected to continue at or above current levels for the foreseeable future.

The Company believes that its current working capital will be sufficient to meet its working capital requirements for the next 15 months. The Company plans to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business.

Subsequent to the end of the second quarter, the Company moved its headquarters and operations from Mountain View, California to San Diego, California. The majority of the employees located in Mountain View also relocated to San Diego. There was no significant impact on operations or cash flow from the move.

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

The Company has reviewed its internal computer systems, its Internet solution and its desktop software solution that could be affected by the "Year 2000" issue. The Company's Internet solution is "Year 2000" compliant. Within its internal computer systems and its desktop software solution the Company identified some systems and software applications that would be affected. The Company presently believes that "Year 2000" issues relating to internal computer systems and the desktop software solution have been resolved, and therefore will not cause significant operational or customer problems. However, if the modifications and conversions that have been made are not adequate, "Year 2000" related problems could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

RISK FACTORS
------------

We have a history of losses and expect to incur losses in the future.

We incurred net losses of $1.5 million in fiscal 1999 and $1.6 million in the first six months of fiscal 2000. As of September 30, 1999, we had an accumulated deficit of approximately $16.0 million. We expect to derive substantially all of our revenues for the foreseeable future from subscription fees of our Internet sourcing solution, which is based on an unproven business model. Although these revenues have grown in the most recent quarter, we may not be able to sustain this growth in the future. In fact, we may not have any revenue growth, and our revenues could decline. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

The Company believes that its current working capital will be sufficient to meet its working capital requirements for the next 15 months. The Company plans to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business.

We expect to depend on our Internet solution for substantially all of our revenues for the foreseeable future.

Our solution and related services account for substantially all of our revenues. We anticipate that revenues from our solution and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, our solution, or its failure to achieve broad market acceptance, would seriously harm our business.

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

We have a marketing alliance with IBM, and are currently dependent on IBM for a significant portion of our marketing activities. Therefore, IBM's decisions and performance with respect to these matters have a material impact on our ability to market our solution. While our current plans call for us to take over a substantial portion of our sales and marketing activities, we may not be able to do so effectively. Our agreement with IBM will permit IBM to discontinue marketing our solution upon specified notice. A decision by IBM to cease or reduce substantially its marketing efforts would have an immediate and material adverse effect on our financial condition and results of operations.

In addition, we depend on IBM Global Network, or IGN, for certain services relating to our infrastructure, including maintenance of communications lines and management of network data centers. IGN may terminate its performance of these services for us at any time on 90 days notice to us. If IGN were to terminate these services, we would have to obtain them from another service provider or perform them ourselves. There can be no assurance that we would be able to obtain or perform these services on a timely or cost-effective basis. If we were able to obtain such services from a third party, we would be entirely dependent on them to manage and maintain our network infrastructure and to provide security for it.

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

Our business would be seriously harmed if:
     . Use of the Internet, the web and other online services does not continue to increase or increases more slowly than expected;
     . The infrastructure for the Internet, the web and other online services does not effectively support expansion that may occur; or
     . The Internet, the web and other online services do not create a viable commercial marketplace, inhibiting the development of eCommerce and reducing the need for our solution.

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

Indirect competitors are traditional Value Added Network, or VAN, solution providers that have extended their VAN connections over the Internet and new Internet companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within existing portals. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, giving them a more comprehensive solution than our solution, which could adversely affect our business. We expect that additional established and emerging companies will seek to enter our market as it continues to develop and expand. We may not be able to compete successfully against future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Additional risk factors are discussed in more detail in the risk factor section of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

PART II        OTHER INFORMATION

Item 2         Changes in Securities and Use of Proceeds

On August 9, 1999 the Company issued 1,257,970 shares of Common Stock in a private placement to certain existing and new stockholders of the Company at a price of $6.40 per share (as adjusted for the August 25, 1999 1 for 4 reverse stock split). Net proceeds to the Company, after placement agent fees and other offering costs, were approximately

$7.3 million. This private placement transaction was effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as contained in Section 4(2) of the Securities Act on the basis that such transaction did not involve a public offering.

On August 10, 1999, the Company issued 24,272 (post split) shares of Common Stock in exchange for 97,088 of Series A preferred shares at the election of the series A shareholder. These preferred shares were converted to Common Stock under the terms and conditions of the November 22, 1994 Series A Convertible Preferred Stock Purchase Agreement. This private placement transaction was effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as contained in
Section 4(2) of the Securities Act on the basis that such transaction did not involve a public offering.

On August 25, 1999 the Company executed a 1 for 4 reverse split of its Common Stock.

Item 4         Submission of Matters to a Vote of Security Holders

The Company held a Meeting of Stockholders on July 20, 1999, at which time the following matters were submitted to a vote of the Company's stockholders:

Proposal 1:    The election of the following persons as directors to serve until the next succeeding Meeting of Stockholders and until their respective successors have been elected and qualified, or until their earlier resignation or removal:

                                                                     Number of Shares
                                            ----------------------------------------------------------------------
                                                     For                  Against                   Withheld
                                            ------------------        -----------------         ------------------
          Marcel van Heesewijk                   22,541,661                 -0-                       34,300
          Sean M. Maloy                          22,541,661                 -0-                       34,300
          Mattheus Wegbrans                      16,551,940              5,989,061                    34,300
          Johan A. Vunderink                     22,541,661                 -0-                       34,300
          Louis A. Delmonico                     22,541,661                 -0-                       34,300

Proposal 2:    To ratify the adoption of the 1999 Stock Incentive Plan.

                                                                     Number of Shares
                                            ----------------------------------------------------------------------
                                                   For                     Against                   Withheld
                                            ------------------        -----------------         ------------------
                                                17,606,880                  59,175                   2,116,800

Proposal 3:    To ratify the adoption of the Employee Stock Purchase Plan.

                                                                     Number of Shares
                                            ----------------------------------------------------------------------
                                                  For                     Against                   Withheld
                                            ------------------        -----------------         ------------------
                                                17,638,380                  31,675                   2,114,800

Proposal 4(a): To approve the filing of an Amended and Restated Certificate of Incorporation to change the Company's name to SourcingLink.net, Inc.



                                                                  Number of Shares
                                            ----------------------------------------------------------------------
                                                  For                     Against                   Withheld
                                            ------------------        -----------------         ------------------
                                                20,375,101                  86,280                   2,114,600

Proposal 4(b): To approve the filing of an Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 60,000,000.

                                                                      Number of Shares
                                            ----------------------------------------------------------------------
                                                    For                     Against                Withheld
                                            ------------------        -----------------         ------------------
                                              20,413,651                     45,550                 2,116,100

Proposal 4(c):  To approve the filing of an Amended and Restated Certificate of
                Incorporation to authorize 10,000,000 shares of blank check preferred stock.

                                                                      Number of Shares
                                            ----------------------------------------------------------------------
                                                    For                     Against                Withheld
                                            ------------------        -----------------         ------------------
                                              17,632,370                     35,505                 2,114,300

Proposal 4(d): To approve the filing of an Amended and Restated Certificate of Incorporation for other technical and clarifying amendments.


                                                                      Number of Shares
                                            ----------------------------------------------------------------------
                                                    For                     Against                Withheld
                                            ------------------        -----------------         ------------------
                                              20,438,251                     15,850                 2,121,180

Proposal 5:     To approve the filing of an amendment to the Company's
Certificate of Incorporation to effect a 1 for 4 reverse stock split.

                                                                       Number of Shares
                                            ----------------------------------------------------------------------
                                                    For                     Against                Withheld
                                            ------------------        -----------------         ------------------
                                              19,669,930                     2,902,551              2,700

Proposal 6:     To approve and ratify the appointment of PricewaterhouseCoopers
LLP as independent auditors of the Company for the fiscal year ending March 31, 2000.

                                                                      Number of Shares
                                            ----------------------------------------------------------------------
                                                    For                     Against                Withheld
                                            ------------------        -----------------         ------------------
                                              20,434,501                     26,600                 2,114,780

Item 5          Other Information

Effective October 15, 1999, the Company moved its operations and corporate headquarters to San Diego, California. Its new address is 16855 West Bernardo Drive, Suite 260, San Diego, California 92127 (telephone 858-385-8900).


Item 6          Exhibits and Reports on Form 8-K

         a.     Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Company, as filed July 20, 1999 (incorporated by reference to Exhibit C to the Company's definitive proxy materials filed with the Commission on June 17, 1999 - the "1999 Proxy Statement").

10.1 1999 Stock Option Plan (incorporated by reference to Exhibit A to the 1999 Proxy Statement).

10.2 Employee Stock Purchase Agreement (incorporated by reference to Exhibit B to the 1999 Proxy Statement).

10.3   Form of Common Stock Purchase Agreement (incorporated by reference to
Exhibit 4.1 to the Company's Registration Statement on Form S-3, File Number 333-87051) between the Company and each of the Investors in the Company's 1999 Private Placement of Common Stock

10.4 Bernardo Executive center Gross Office Lease dated August 25, 1999 between the Company and Bernardo Three Flags, Inc.

10.5 Employment Agreement dated April 30, 1999 between the Company and Gary Davidson.

27.1   Financial Data Schedule

       b.  Reports on Form 8-K

On July 30, 1999, the Company filed a Current Report on Form 8-K reporting that it had changed its corporate name to SourcingLink.net, Inc. and had changed its trading symbol on the OTC Bulletin Board to SNET.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 15, 1999          SourcingLink.net, Inc.


                                   By: /s/ Gary Davidson
                                       -----------------
                                   Gary Davidson,
                                   Vice President Finance and Administration,
                                   Chief Financial Officer