Form 10QSB
period 1999-12-31
SOURCINGLINK NET INC
filed 2000-02-14
CIK 825517

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1999.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

                      Commission File Number:  000-28391
                                               ---------


                            SourcingLink.net, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     DELAWARE                                98-0132465
     --------                                ----------
     (State or other jurisdiction            (IRS Employer
     of incorporation or organization)       Identification No.)


          16855 WEST BERNARDO DRIVE, SUITE 260, SAN DIEGO, CA  92127
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (858) 385-8900
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

________________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X    YES  _____ NO
                             -------

Shares of Common Stock outstanding as of February 4, 2000: 7,548,120 shares

                            SourcingLink.net, Inc.


                                   CONTENTS
                                   --------

                                                                                           Page
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

                 Consolidated Condensed Balance Sheets as of
                 December 31, 1999 (unaudited) and March 31, 1999                             3

                 Consolidated Condensed Statements of Operations
                 for the three and nine months ended December 31, 1999
                 and 1998 (unaudited)                                                         4

                 Consolidated Condensed Statements of Cash Flows
                 for the nine months ended December 31, 1999 and 1998 (unaudited)             5

                 Notes to Consolidated Unaudited Financial Statements                         6

Item 2      Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                     7

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                                                 15

            Signature                                                                        16

PART I    FINANCIAL INFORMATION

Item 1     Financial Statements

                            SourcingLink.net, Inc.
                     Consolidated Condensed Balance Sheets

                                                            December 31,        March 31,
ASSETS                                                          1999              1999
                                                            ------------      ------------
Current assets:                                              (Unaudited)
    Cash and cash equivalents                               $  6,519,448      $  1,266,880
    Accounts receivable, net                                      86,604           222,769
    Other current assets                                          81,304             7,111
                                                            ------------      ------------
         Total current assets                                  6,687,356         1,496,760

Property and equipment, net                                      285,110           185,286
Other non-current assets                                          59,413            12,839
                                                            ------------      ------------
         Total assets                                       $  7,031,879      $  1,694,885
                                                            ============      ============

LIABILITIES
Current liabilities:
    Accounts payable and accrued liabilities                $  1,044,533      $    707,121
    Deferred revenue and other                                    82,734            42,437
                                                            ------------      ------------
         Total current liabilities                             1,127,267           749,558

STOCKHOLDERS' EQUITY
Series A convertible preferred stock                               1,974             3,816
Common stock                                                       7,504             5,631
Additional paid-in capital                                    25,286,533        15,315,395
Unearned stock-based compensation                             (1,998,592)                -
Common stock note receivable                                     (40,000)          (40,000)
Accumulated deficit                                          (17,438,174)      (14,420,409)
Cumulative foreign currency translation adjustments               85,367            80,894
                                                            ------------      ------------
    Total stockholders' equity                                 5,904,612           945,327
                                                            ------------      ------------
         Total liabilities and stockholders' equity         $  7,031,879      $  1,694,885
                                                            ============      ============

      The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements Of Operations
                                  (Unaudited)

                                        Three months ended December 31,    Nine months ended December 31,
                                        -------------------------------    ------------------------------
                                           1999                1998             1999              1998
                                        -----------        ------------    -----------        -----------
Revenue:
  Network                               $   184,084        $    155,086    $   586,649        $   446,453
  Consulting                                      -              98,022        154,498            301,166
                                        -----------        ------------    -----------        -----------
                                            184,084             253,108        741,147            747,619

Cost of revenue:
  Network                                   206,345              67,394        370,377            187,024
  Consulting                                      -              98,022        129,498            301,166
                                        -----------        ------------    -----------        -----------
                                            206,345             165,416        499,875            488,190

Gross profit                                (22,261)             87,692        241,272            259,429

Operating expenses:
  Selling, general and
   administrative                         1,080,596             416,092      2,517,585          1,681,451
  Product development                       300,780             152,233        785,628            422,421
  Cost of warrants issued to
   strategic partners                        91,628                   -         91,628                  -
                                        -----------        ------------    -----------        -----------
Total operating expenses                  1,473,004             568,325      3,394,841          2,103,872

Operating loss                           (1,495,265)           (480,633)    (3,153,569)        (1,844,443)

Other income (expense), net                 (18,911)             (2,053)       (20,646)           101,338
Interest income                              92,396               2,939        156,450              7,181
                                        -----------        ------------    -----------        -----------
Net loss                                 (1,421,780)           (479,747)    (3,017,765)        (1,735,924)

Preferred dividend                                -                   -              -            (68,463)
                                        -----------        ------------    -----------        -----------
Net loss attributed to common
stockholders                            $(1,421,780)       $   (479,747)   $(3,017,765)       $(1,804,387)
                                        ===========        ============    ===========        ===========

Net loss per share (basic and
diluted)                                $     (0.20)       $      (0.10)   $     (0.47)       $     (0.38)
                                        ===========        ============    ===========        ===========

Weighted average number of shares
used in per share calculation
(basic and diluted)                       7,135,123           4,903,293      6,447,405          4,749,341
                                        ===========        ============    ===========        ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                   Nine months ended December 31,
                                                           --------------------------------------------
                                                               1999                            1998
                                                           ------------                    ------------
Cash flows from operating activities:
 Net loss                                                  $(3,017,765)                    $(1,735,924)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization expense                          89,056                          66,863
 Unrealized exchange (gain) loss                                 4,157                        (107,878)
 Loss on disposal of fixed assets                                9,177                          71,243
 Expense related to stock options and warrants                  91,628                         370,693
 Changes in operating assets and liabilities-net               399,353                         178,412
                                                           -----------                     -----------
     Net cash used in operating activities                  (2,424,394)                     (1,156,591)

Cash flows from investing activities:
 Purchases of fixed assets                                    (198,057)                       (146,315)
 Proceeds from disposal of fixed assets                              -                           4,413
                                                           -----------                     -----------
     Net cash used in investing activities                    (198,057)                       (141,902)

Cash flows from financing activities:
 Proceeds from issuance of common stock                      7,309,076                       2,899,837
 Proceeds from exercise of stock options                       571,873                               -
 Payments on capital leases                                     (6,246)                         (7,189)
                                                           -----------                     -----------
     Net cash provided by financing activities               7,874,703                       2,892,648

Effect of exchange rate changes on cash                            316                         (14,505)
                                                           -----------                     -----------
     Net increase (decrease) in cash and cash equivalents    5,252,568                       1,579,650

Cash and cash equivalents, beginning of the period           1,266,880                         475,145

                                                           -----------                     -----------
Cash and cash equivalents, end of the period               $ 6,519,448                     $ 2,054,795
                                                           ===========                     ===========

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

The interim consolidated condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2000. The year-end balance sheet data at March 31, 1999 was derived from the audited financial statements. All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split, which was effective August 25, 1999.

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

Effective April 1, 1999, the Company changed its year-end to March 31, from June
30. The corresponding comparative Statements of Operations and Cash Flows for the nine months ended December 31, 1998 have been presented accordingly.

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

Basic and diluted earnings per share are calculated as follows for the three and nine months ended December 31, 1999 and 1998 (unaudited):

                             Three months ended December 31,             Nine months ended December 31,
                          -------------------------------------      -------------------------------------
Basic and diluted:              1999                 1998                  1999                 1998
                          ----------------     ----------------      ----------------     ----------------
Net loss attributed to
 Common shareholders      $     (1,421,780)    $       (479,747)     $     (3,017,765)    $     (1,804,387)

Weighted average shares
 outstanding for the
 period                          7,135,123            4,903,293             6,447,405            4,749,341
                          ----------------     ----------------      ----------------     ----------------
Net loss per share        $          (0.20)    $          (0.10)     $          (0.47)    $          (0.38)
                          ================     ================      ================     ================

All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split, which was effective August 25, 1999.

At December 31, 1999, the Company had 869,000 options and 851,907 warrants outstanding to purchase shares of Common Stock compared to 896,270 options and 844,660 warrants outstanding at March 31, 1999. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.   Reclassification:
----------------------

Certain prior period balances have been reclassified to conform to the current period's presentation. These reclassifications did not affect the loss or total stockholders' equity for the periods presented.

4.   Comprehensive loss:
------------------------

Comprehensive loss for the three months ended December 31, 1999 and 1998 was $1,417,414 and $480,770, respectively. For the nine months ended December 31, 1999 and 1998 the comprehensive loss was $3,013,292 and $1,856,968, respectively. The principal difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments.

5.   Issuance of Common Stock:
------------------------------

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The interpretations outlined in SAB No. 101 have been and are currently being consistently applied by the Company.

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

Overview

The Company has developed an Internet-based turnkey solution for business-to-business eCommerce that enables retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities by connecting directly with their merchandise suppliers around the globe. The Company's revenues are generated principally from network revenues consisting of fees for access to and use of the Company's solutions. These fees include initial registration fees, fixed monthly or annual subscription fees or "pay-as-you-go" transactional fees. Effective April 1, 1999, the Company discontinued offering the pay-as-you-go transactional fee option for new subscribers to SourceLink(TM), the Company's core Internet sourcing solution, and effective January 1, 2000 the Company discontinued such transactional fees for any SourceLink(TM) subscribers.

Historically, network revenues were primarily from customer use of the Company's private network desktop solution. In February 1999, the Company began a rollout of its new SourceLink(TM) Internet solution to selected merchandise suppliers of the Company's retailer subscribers. While there continues to be revenue from the desktop solution, primarily from the InspectLink(TM) inspection data application, the Company's focus is now centered on the core Internet solutions, and current retailer customers are either adopting or converting to SourceLink(TM) or BuyLink(TM), the Company's Internet solution for Web-based purchase orders and advance shipping notices.

In December 1999, the Company entered into an agreement with Paris, France-based Carrefour, the world's second largest retailer following its recently approved acquisition of Promodes, also of France. Under the agreement, Carrefour has committed to rollout SourceLink(TM) to its more than 20,000 merchandise suppliers worldwide. The initial use of the solution will be among Carrefour's central buying offices and the approximately 1,500 merchandise suppliers to those offices, with implementation expected over approximately six months. A successful completion of the second phase of the rollout, to the local merchandise buyers and suppliers in Carrefour's 26 operating countries, is expected to take approximately 24 months.

The Company entered into a multi-faceted eCommerce agreement with IBM in the third quarter of fiscal 1998, as an amendment to an earlier 1996 agreement under which the Company became an active participant in IBM's e-commerce group. Under the 1998 contract, referred to as the IBM Agreement or the Agreement in the discussion below, IBM provided most of the sales and marketing effort, worldwide help desk support and project management for the Company through the expiration of the Agreement on September 30, 1999. Under the same Agreement, IBM also provided the network and server infrastructure supporting the Company's solutions. Payments to IBM for these services were based on a percentage of sales under a revenue sharing provision of the Agreement, and were accounted for as cost of sales. Through September 30, 1999, the Company assisted IBM with certain sales and marketing efforts for the Company's solution, and billed IBM at cost for such services. These billings to IBM have been recorded as consulting revenue. As this consulting was on a cost-reimbursement basis, there was an equal and offsetting cost of revenue, and thus no gross profit margin associated with this consulting revenue. Effective October 1, 1999, the Company began performing its sales and project management in-house; therefore, there is no further revenue from consulting services to IBM after September 30, 1999.
New agreements have been entered into with IBM as of October 1, 1999, as discussed below.

New IBM Agreements

Effective October 1, 1999, the Company entered into a new network services and infrastructure agreement with IBM. In addition, the Company entered into a separate agreement to define its on-going co-marketing relationship with IBM.
As mentioned above, the cost of these services was historically based on revenue sharing, and was all included in cost of revenue. Beginning October 1, 1999, the accounting for these new agreements is as follows:

     . For the infrastructure agreement, which includes the housing of servers in IBM's secure data management center, the Company will pay IBM under a combined fixed and variable price structure, based upon the level of service. Payments for these services will be accounted for as cost of revenue.

     . For the co-marketing agreement, which includes use of the IBM logo and e-business mark on Company marketing material and our website and participation with IBM at its e-commerce trade show booths, there are no payments required under the Company's present status as a premier IBM e-business partner.

Accumulated Losses

From its inception in 1993 through December 31, 1999, the Company has generated an accumulated deficit of approximately $17.4 million. Since inception, the Company has incurred substantial costs to develop its technology, to develop and introduce its sourcing solutions, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made.

Change in Fiscal Year

In May 1999, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31, commencing April 1, 1999. In the comparison of the three and nine-month periods ended December 31, 1999 and 1998, the current fiscal year's periods represent the third quarter and first nine months of fiscal year 2000. The 1998 comparative three-month period is the second quarter of old fiscal year 1999. The 1998 comparative nine-month period is the fourth quarter of old fiscal year 1998 plus the first six months of old fiscal year 1999.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Revenues

Total revenues for the three months ended December 31, 1999 decreased $69,000, or 27%, to $184,000 from $253,000 in the three months ended December 31, 1998. Total revenue declined because the IBM Agreement was discontinued by the Company as of September 30, 1999. Under that Agreement the Company paid fees based on revenue sharing for both hosting services and sales and marketing support. The Company was reimbursed by IBM for certain of the Company's sales and marketing expenses, with such reimbursements included as revenue for financial statement purposes. Thus, the current three-month period includes no Consulting revenue, whereas the three months ended December 31, 1998 included $98,000 of such reimbursements from IBM. As discussed above, the IBM Agreement was replaced by two new arrangements, one fee-bearing contract for the network infrastructure for hosting the Company's application services, and a second contract under which the Company receives certain co-marketing privileges with IBM, but has no payments or revenue sharing costs for such privileges. The Company has moved its sales and marketing function in-house as of October 1, 1999.

Network revenues for the three-months ended December 31, 1999 increased $29,000, or 19%, to $184,000 from $155,000 in the same period last year. This increase is primarily attributable to revenue from the Company's new Internet sourcing solution. The Company began rolling-out its Internet solution in February 1999, and therefore was not receiving revenue from this application service in the three-month period ended December 31, 1998. The increase in Internet-based Network revenue has more than offset a decrease in Network revenue from the Company's desktop solution, which is being de-emphasized because of the broader market potential of the Internet solutions.

Total revenues for the nine months ended December 31, 1999 decreased $6,000, or 1%, to $741,000 from $748,000 in the nine months ended December 31, 1998. As in the three-month period, there has been a decline in Consulting revenue and an increase in Network revenue for the reasons mentioned above. For the nine-months ended December 31, 1999, the increase in Network revenues was $140,000, or 31%, to $587,000 from $446,000 last year. Consulting revenues for the current year's nine-month period decreased $147,000, or 49%, to $154,000 from $301,000 for the nine-month period one year ago.

Sales of the Company's Internet solution generally require adoption by retailers and then a rollout to the retailer's merchandise suppliers which the Company expects will result in lengthy sales and implementation cycles. Revenues from the Internet solution in the current year are primarily from subscriptions among the groups of suppliers that have been made available for rollout by three of the Company's current retailer customers.

Cost of Revenues

For the quarter ended December 31, 1999, the cost of Network revenues increased $139,000, or 206%, to $206,000 from $67,000 in the quarter ended December 31, 1998. The Company's cost of revenue consists primarily of fees paid to IBM for infrastructure support and hosting of the Company's application services within the IBM Global Network. Effective with the beginning of the current quarter, the fees paid for these hosting services are based on a new contract that provides for a combination of fixed and variable costs based on the level of service. The cost of sales incurred in the quarter ended December 31, 1999 is near the minimum cost provided for in the contract. In the prior year, the cost of revenue for IBM infrastructure support was based on revenue sharing, which resulted in a lower cost in that period. The Company did not continue the revenue sharing basis of paying IBM due to its belief that significant additional costs may have resulted in the future under a revenue sharing arrangement. For the nine months ended December 31, 1999, the cost of Network revenues increased $183,000, or 98%, to $370,000 from $187,000 during the comparable nine-month period one year ago. The increase in these costs for the nine-month period is due to the higher revenues subject to the revenue sharing charge in the first six months of this fiscal year as compared to the comparable period last year, and the higher costs in the third quarter, as previously described.

There was no Consulting revenue or cost of Consulting revenue in the quarter ended December 31, 1999. For the nine-month periods, the cost of Consulting revenue was $129,000 in the current year compared to $301,000 in the nine months ended December 31, 1998. Consulting revenues from IBM, which comprise the majority of the total Consulting revenues, have a cost of revenue equal to the revenues received. The reduction in these costs for the nine-month periods is due to a decrease in the Consulting activities with IBM through September 30, 1999, with no further consulting after that date, as described above.

Overall, gross profit in the current quarter decreased $110,000 to a loss of $22,000 from gross profit of $88,000 in the three months ended December 31, 1998. For the nine-month periods, overall gross profit decreased to $241,000, or 33% of revenues in the current year, from $259,000, or 35% of revenues in the nine months ended December 31, 1998. The decrease in gross profit as a percent of sales for both the three and nine-month periods is largely attributable to increased costs under the new infrastructure agreement with IBM in the third quarter of this fiscal year, as described above.

Under the new agreement with IBM, network and other infrastructure support costs will not be tied to revenue sharing, and will be relatively fixed over varying levels of activity; accordingly, future fluctuations in revenue may have a greater impact on gross profit margins than in prior periods.


Operating Expenses

Selling, General and Administrative Expenses. In the quarter ended December 31, 1999, the Company's selling, general and administrative expenses increased $665,000, or 160%, to $1.08 million from $416,000 in the quarter ended December 31, 1998. The Company has expanded its management team, and began hiring an internal sales and project management staff during the second and third quarters of the current year. The associated labor and travel costs, as well as costs related to a larger facility for the increased staff, outsourced help desk support, various filing fees, and shareholder relations and directors and officers' insurance, comprise the majority of the increase in selling, general and administrative expenses compared to the same period in the prior year. For the nine months ended December 31, 1999, selling, general and administrative expenses increased $836,000, or 50%, to $2.52 million from $1.68 million in the same nine months of the prior year. The percentage increase in these costs for the nine-month period is not as great as the percentage increase in the current quarter because of certain one-time charges taken in the three months ended June 30, 1998. The charges taken in the quarter ended June 30, 1998 related to the issuance of warrants, and to legal and accounting fees associated with the closure of offices in France and Hong Kong.

Product Development Expenses. Product development expenses during the three months ended December 31, 1999 increased by $149,000, or 98%, to $301,000 from $152,000 in the three months ended December 31, 1998. For the nine months, product development expenses increased $363,000, or 86%, to $786,000 from $422,000 for the same period last year. The increase in product development expenses for both the three and nine-month periods is primarily labor and support costs associated with continued development of the Company's Internet solution, including new management and development personnel.

The Company expects that product development and selling, general and administrative expenses will continue to increase as it expands its operations, increases its in-house sales and project management capabilities, and incurs additional labor and other costs related to the development and sales of its solutions.

Cost of Warrants Issued to Strategic Partners. During the quarter ended December 31, 1999, the Company issued a total of 160,000 warrants for the purchase of Common Stock to two strategic partners of the Company. The amount of expense for the warrants was determined under the Black-Scholes valuation method and is being amortized over the two-year period associated with each of the business agreements underlying the warrants. Of these warrants, 150,000 were issued to Carrefour, one of the Company's retailer customers.

Other Income (Expense), net and Interest Income

The principal component of other income (expense), net is the exchange gain or loss on foreign currency translations with the Company's subsidiary in France. Primarily as a result of these foreign currency translations, other income (expense), net was an expense of $19,000 and $2,000 in the three months ended December 31, 1999 and 1998, respectively. For the nine-month periods, the current year result is an expense of $21,000 compared to income of $101,000 in the prior year. Interest income increased to $92,000 in the current year's third quarter from $3,000 in the quarter ended December 31, 1998. For the nine months ended December 31, 1999 and 1998, interest income was $156,000 and $7,000, respectively. During August 1999, the Company completed a private placement of 1,258,000 shares of its Common Stock, primarily to a limited number of institutional investors. Gross proceeds of the offering were $8.1 million, and after placement agent fees and other offering costs, net proceeds of $7.3 million were received by the Company. The increases in interest income for the three and nine-month periods are primarily attributable to the increased cash available for investment as a result of this private placement.

Income Taxes

The Company recorded net losses of $3.0 million and $1.7 million during the nine months ended December 31, 1999 and 1998, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of December 31, 1999, the Company had net operating loss carryforwards for United States income tax purposes of approximately $10 million. These losses expire at various dates between 2002 and 2020. As of December 31, 1999, the Company also had net operating loss carryforwards for income tax purposes in France of approximately $3.7 million which expire at various dates between 1999 and 2003. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of the Company due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

Our quarterly operating results may vary depending on a number of factors, including: demand for our solution and services; actions taken by our competitors, including new product introductions and enhancements; delays or reductions in spending for, or the implementation of, supply chain management solutions by our customers and potential customers as companies review eCommerce applications; ability to scale our network and operations infrastructure; ability to develop, introduce and market our solutions on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional sales personnel; size and timing of sales of our solution and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of new developments or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents at December 31, 1999 were $6.5 million, an increase of $5.3 million from March 31, 1999. During August 1999, the Company completed a private placement of its Common Stock through a placement agent to a limited number of institutional investors. The offering included 1,258,000 Common shares and gross proceeds were $8.1 million. Net proceeds, after placement agent fees and other offering costs, were $7.3 million, and are expected to be used primarily for general working capital and corporate purposes, including product development and the expansion of the sales, marketing and management functions. Cash used in operating activities for the nine months ended December 31, 1999 was $2.4 million, compared to $1.2 million for the nine months ended December 31, 1998. Such cash usage in each period is primarily related to the losses incurred, with stepped-up investments in sales and marketing, administration and product development in the current year resulting in more cash used in operations this year than in the prior year's comparable nine month period. The Company plans to continue investing in product development and sales and marketing of its Internet sourcing solution, and use of cash to fund such activities is expected to continue at or above current levels for the foreseeable future.

The Company believes that its current working capital will be sufficient to meet its working capital requirements for the next 12 to 15 months. The Company plans to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business.

During this year's third quarter, the Company moved its headquarters and operations from Mountain View, California to San Diego, California. The majority of the employees located in Mountain View also relocated to San Diego. There was no significant impact on operations or cash flow from the move.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The interpretations outlined in SAB No. 101 have been and are currently being consistently applied by the Company.

Year 2000 Compliance

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Without corrective measures, computer programs that have date sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, possibly resulting in program failure, miscalculation or disruptions of operations. During calendar year 1999, the Company reviewed its internal computer systems, its Internet solutions and its desktop software solution that could be affected by the "Year 2000" issue. The Company's Internet solutions were designed and developed to be "Year 2000" compliant. Within its internal computer systems and its desktop software solution the Company identified some systems and software applications that would be affected, and took steps to remedy those issues prior to December 31, 1999. No "Year 2000" problems have been encountered in the first month following the beginning of 2000. However, if the designs, modifications and conversions that have been made by the Company are not adequate, "Year 2000" related problems could yet occur, and while the Company would take corrective action in those circumstances, there can be no assurance that such problems would not have a material adverse effect on the business, financial condition and results of operations of the Company.

RISK FACTORS
------------

We have a history of losses and expect to incur losses in the future.

We incurred net losses of $1.5 million in fiscal 1999 and $3.0 million in the first nine months of fiscal 2000. As of December 31, 1999, we had an accumulated deficit of approximately $17.4 million. We expect to derive substantially all of our revenues for the foreseeable future from subscription fees of our Internet sourcing solution, which is based on an unproven business model. Although these revenues have grown in the most recent quarter, we may not be able to sustain this growth in the future. In fact, we may not have any revenue growth, and our revenues could decline. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

The Company believes that its current working capital will be sufficient to meet its working capital requirements for the next 12 to 15 months. The Company plans to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business.

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

Our supply chain management solution is an enterprise-wide solution that must be deployed with many users within a large retailer's sourcing organization. Its adoption by large retailers is characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our product, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our solution. It frequently takes several months to finalize a sale and the sale must often be approved by a number of management levels within the customer organization. The implementation of our solution requires a commitment of resources by our customers and third-party professional services organizations. Entering into an agreement with a customer for the adoption of our solution does not assure that the customer will in fact make such adoption or assure the time frame in which the adoption may occur. A delay or change of these commitments may adversely affect our financial results of any particular quarter.

We currently depend on IBM for the management and security of our network infrastructure, and for co-marketing of our solution.

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

In addition, we have a co-marketing alliance with IBM, and certain of our marketing activities depend on this co-marketing arrangement. Therefore, IBM's decisions and performance with respect to these matters have a material impact on our ability to market our solution. While we have taken over a substantial portion of our sales and marketing activities, our effectiveness in so doing is not assured. Our agreement with IBM will permit IBM to discontinue the co-marketing of our solution upon specified notice. A decision by IBM to cease or reduce substantially this co-marketing arrangement would have an immediate and material adverse effect on our financial condition and results of operations.

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

     10.1 Letter agreement with Carrefour*

     27   Financial Data Schedule

     b.   Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter for which this report is filed.

* Portions omitted pursuant to a request for confidential treatment.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 15, 2000          SourcingLink.net, Inc.


                                   By:  /s/ Gary Davidson
                                       ------------------
                                   Gary Davidson,
                                   Vice President Finance and Administration,
                                   Chief Financial Officer