Form 10KSB
period 2000-03-31
SOURCINGLINK NET INC
filed 2000-06-19
CIK 825517

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended March 31, 2000

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                      Commission File Number:  000-28391

                            SOURCINGLINK.net, INC.
          (Name of small business Issuer as specified in its charter)

                                   DELAWARE
                        (State or other jurisdiction of
                        incorporation or organization)

                                  98-0132465
                     (IRS Employer Identification Number)

       16855 WEST BERNARDO DRIVE, SUITE 260, SAN DIEGO, CALIFORNIA 92127
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (858) 385-8900
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 Par Value per share

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) YES (_) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     (_)

The Issuer's revenues for the fiscal year ended March 31, 2000 were $993,400.

The aggregate market value of the Common Stock of the Issuer held by non-affiliates of the Issuer on May 31, 2000, based on the closing price at which the Common Stock was sold on Nasdaq as of May 31, 2000, was $26,643,684.

The number of shares of the Issuer's Common Stock, par value $0.001 per share, outstanding as of May 31, 2000 was 8,061,824.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format:                (_) YES  (X) NO

                               TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
                                                  Part I
Item 1    Business..........................................................................................   3
Item 2.   Properties........................................................................................  17
Item 3.   Legal Proceedings.................................................................................  17
Item 4.   Submission of Matters to a Vote of Security Holders...............................................  17

                                                  Part II

Item 5.   Market For Common Equity and Related Stockholders Matters.........................................  18
Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............  19
Item 7.   Financial Statements..............................................................................  26
Item 8.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure..............  26

                                                  Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act of the Registrant...............................................  27
Item 10.  Executive Compensation............................................................................  27
Item 11.  Security Ownership of Certain Beneficial Owners and Management....................................  27
Item 12.  Certain Relationships and Related Transactions....................................................  27

                                                  Part IV

Item 13.  Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K......................  28

                                    PART I

ITEM 1. BUSINESS

Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SourcingLink.net to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risks Related to Our Business" elsewhere in Item 1 of this Report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SourcingLink.net disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Our Company

We have developed an Internet-based turnkey solution for business-to-business eCommerce that enables retailers to organize, automate and significantly reduce the cost of their preorder merchandise sourcing activities by connecting directly with their retail merchandise suppliers around the globe. As opposed to traditional Electronic Data Interchange, or EDI, providers who largely address the post-order process, our solution is primarily focused on the preorder merchandise sourcing process. To date, communications between retailers and merchandise suppliers for preorder merchandise sourcing have largely been carried out through paper-based systems, telephone calls, faxes, courier services or travel and personal visits. This traditional process is time consuming, labor intensive and results in low productivity for both the retailer and merchandise supplier. Our solution, which uses proprietary software to link and manage the data and oral communications between the retailer and merchandise supplier, organizes and automates the preorder merchandise sourcing function over the Internet. For merchandise suppliers, our solution provides a sales tool and forms for the electronic exchange of company and product information.

The current pricing structure for our application solution in a private extranet rollout offers merchandise suppliers, as well as retailers, the benefits of a low-cost monthly subscription, rather than the variable transaction-based fees typical of EDI. The up-front cost to implement our solution is limited to connectivity to the Internet, mapping and forms specifications, creation of electronic catalogs and training. Thereafter, each merchandise supplier pays a fixed monthly fee of $95.00 per seat or a fixed annual fee of $1,025.00 per seat regardless of the number of retailers they are connected to or the number of transactions they process.

Overview

SourcingLink.net was founded in 1993 in France by Marcel van Heesewijk, our Chairman, to develop desktop software that would enable retailers to manage their preorder merchandise sourcing activities over a private network. Concurrent with our formation, we established a relationship with Paris, France-based Carrefour S.A. (the second largest retailer in the world) that enabled us to develop a thorough knowledge of the systems, processes and forms required by retailers and their merchandise suppliers to effectively source merchandise on a global basis. In 1994, we merged with a publicly-held Colorado corporation as a means of raising capital to further develop our business, and moved our headquarters from France to California. By the end of 1994, we had successfully developed a proprietary desktop software solution that enabled retailers to transact sourcing activities over a private network.

In 1997, we began to web-enable our proprietary software to substantially reduce the connectivity cost and enable broader distribution of our solution. During 1998, we pilot tested our Internet solution with PETsMART and Paris, France-based Promodes. Based upon the successful completion of these pilots, we completed our transition from a proprietary desktop software solution to a secure Internet-based communications system. PETsMART and Promodes began the initial stages of rolling out our Internet solution to certain of their buyers and merchandise suppliers in March 1999. In January 2000, we began moving our solutions to a Microsoft relational data base platform specifically designed for use on the web, including use of XML technology. To further our objectives, during the period February 1999 to April 2000 we also strengthened our management team by hiring our President and Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Sales & Services, and Vice President of Business Development & Product Strategy.

To date, our eCommerce solution has been adopted on a limited basis by PETsMART (the largest specialty retailer of pet food and supplies in the United States), Mars Music Company (a rapidly growing U.S.-based specialty retailer of musical instruments and supplies), and Promodes (a European operator of hypermarkets that was acquired by Carrefour late in calendar 1999). We are also in discussions with various additional retailers regarding evaluations of our preorder merchandise sourcing solution. Customers who are using our solution have experienced reduction in costs and improvement in productivity relating to their sourcing activity.

Of our retail customers, Promodes has the largest rollout of our sourcing solution to its buyers and merchandise suppliers. Promodes was implementing our solution throughout its central buying organization when the company was acquired by Carrefour, also of Paris, France, at the end of calendar 1999. Carrefour is the second largest retailer in the world, and a long-standing customer of SourcingLink's application solutions related to inspections and shipping tracking. As a result of both the on-going and successful implementation of our Internet sourcing solution at Promodes, and separate discussions we were holding with Carrefour, Carrefour entered into an agreement with us in December 1999 under which they were to rollout our Internet solution to their more than 20,000 merchandise suppliers worldwide. In February 2000, Carrefour shifted its intentions and announced that it, along with Sears, Roebuck & Co. and Oracle Corporation, were going to form a new company, GlobalNetXchange, or GNX, for the purpose of conducting auctions and other merchandise buying electronically with suppliers worldwide. After negotiations between the companies, we signed a new contract with Carrefour, the "Carrefour contract," in March 2000. This new contract terminated the previous December 1999 agreement. Under the new contract we will receive a minimum of $9 million for services to be performed over a three-year period beginning April 1, 2000. The services called for in the contract are related to the use of Internet-based merchandise procurement processes and procedures, and includes the use of SourcingLink's proprietary sourcing tools and training materials.

Shortly after the end of fiscal 2000, we began providing services to Carrefour. In addition to pursuing our application solution business, we will also explore opportunities to expand these consulting services with Carrefour or other members of retail exchanges that may need similar training and assistance.


SourcingLink's Products and Services

SourcingLink.net has developed Internet-based application services that provide retailers and merchandise suppliers with reliable and secure systems for managing their preorder merchandise sourcing transactions. We provide immediate connectivity between retail merchandise buyers and their merchandise suppliers worldwide. Our hosted solutions lie outside our customers' firewalls and are accessed with standard web browsers. Our proprietary software organizes and automates a broad range of sourcing activities, significantly improving productivity and reducing costs and inventory lead-times. The application services are provided on a turnkey basis, including project management for buyer rollout, and both on-line and global help desk support for buyers and suppliers.

Our application set includes functionality for various aspects of the merchandise sourcing workflow. These solutions include MySourcingCenter(TM), SourceLink(TM), ShipLink(TM), InspectLink(TM) and AuctionLink(TM).

MySourcingCenter(TM) and SourceLink(TM)
---------------------------------------

MySourcingCenter(TM) and SourceLink(TM) form a comprehensive Internet-based solution for all pre-order sourcing activities. MySourcingCenter is the starting point, and features a database of members, company and product information, industry news, on-line chat capability, and more. SourceLink includes standardized electronic forms for streamlined document exchange, easy-to-use catalogs and an export function to integrate with existing back office systems. It is designed to replace current paper based one-to-one communications between buyers and suppliers, while also providing one-to-many searches and data exchange for all members. Because MySourcingCenter and SourceLink are accessed by a standard web-browser, they require no customer-installed software. Membership is based on a low-cost subscription fee, so there are no escalating transaction-based charges.

InspectLink(TM)

InspectLink(TM) is a desktop application for organizing, integrating and managing the factory inspection and pre-shipment regulatory testing information for all goods shipped to a retailer. With InspectLink, the retailer's quality group has all of the inspection-related information for all goods being produced worldwide summarized in one database for review and action. The data includes all phases of the inspection process, and the application can also be used for inspection certificates.

ShipLink(TM)

ShipLink(TM) is a desktop application that maps and translates into a single Lotus Notes-based format all of the data sent in a wide variety of EDI configurations to a retailer by various forwarders. With ShipLink, all of the one-to-one EDI and paper-based interfaces with individual forwarders are replaced with a single database containing all forwarder information. The integrated data can be accessed, processed, acted upon and delivered as needed among the retailers' logistics personnel.

AuctionLink(TM)

Via AuctionLink(TM), members have immediate access and connection to TradeOut.com, one of the leading online marketplaces for businesses buying and selling excess inventory and idle assets. TradeOut.com brings companies together to buy and sell surplus assets in over 100 product categories using flexible, online transaction capabilities. Our AuctionLink access to this service provides added value to SourcingLink's supplier members.

Application Services

We provide our customers with a complete turnkey application service. All of the application software resides outside of customer firewalls in a secure, third party server farm. This centrally managed clearinghouse approach enables retailers and merchandise suppliers to meet each other's specific information requirements without customizing the information being transmitted. It also ensures compatibility with a large number of proprietary systems.

Our project management staff assists the retailer with all phases of the implementation process. This includes planning, buyer training, rollout to suppliers and access to the help desk. For suppliers, there is both on-line help and global help desk support.

Reporting and forms are standardized for suppliers, and standard forms are also available for retailers. The data is automatically tailored to the type of product being negotiated. In addition, we will map standard supplier data to any forms specification the retailer may have, providing a customized display to meet the requirements of any retailer.

Consulting Services

SourcingLink provides consulting services to Carrefour, the second largest retailer in the world, under a three-year, $9 million contract. The services called for in the Carrefour contract are related to the use of Internet-based merchandise procurement processes and procedures, and includes the use of SourcingLink's proprietary sourcing tools and training materials. We will also explore opportunities to expand these consulting services with Carrefour or other members of retail exchanges that may need similar training and assistance.



Customers

Retailers

We have historically targeted our solution at industry-leading retailers. To date, our Internet solution has been adopted on a limited basis by PETsMART (the largest specialty retailer of pet food and supplies in the United States), Mars Music Company (a rapidly growing U.S.-based specialty retailer of musical instruments and supplies), and Promodes (a European operator of hypermarkets that was acquired by Carrefour late in calendar 1999). These companies are in the early stage of rolling out our solution to their merchandise suppliers. We are also in discussions with other retailers regarding evaluations of our merchandise sourcing solution. In addition, Carrefour is a long-standing customer of SourcingLink for Internet-based applications involving inspections and shipping tracking.

Our sourcing solution was adopted and was in the process of being rolled-out by Promodes until Carrefour acquired Promodes late in calendar 1999. Several buyers for, and several hundred suppliers to, the former Promodes central buying office (now part of Carrefour) are actively using our Internet solution to conduct merchandise sourcing. Carrefour, however, has contracted with its newly formed affiliated company, GlobalNetXchange, for performing electronic auctions and other buying with its merchandise suppliers. The potential exists for these former Promodes subscribers to move to GlobalNetXchange in the future.

Under a three-year, $9 million contract with Carrefour, we are providing services to assist Carrefour with various aspects of sourcing merchandise over the Internet. We will explore opportunities to expand these consulting services with Carrefour or other members of retail exchanges that may need similar training and assistance.

Suppliers

Our supplier customers of SourceLink(TM) are primarily merchandise suppliers to Promodes, PETsMART and Mars Music Company. Carrefour utilizes ShipLink(TM) and InspectLink(TM) to receive information from various forwarders and inspection companies around the world.

Sales, Marketing and our IBM and Microsoft Strategic Alliances

Our initial strategic alliance agreement with IBM provided that we would rely primarily upon IBM for our sales effort. As part of our new strategy, we renegotiated our strategic relationship with IBM in an effort to reduce our reliance on them for the sales and marketing of our solution. We established an internal sales and marketing force in order to build direct relationships with our retailer customers, and better facilitate customer feedback. Under our new arrangement, IBM is providing certain worldwide marketing services for our solution and we are currently purchasing our global infrastructure support from IBM. Our solution is a part of IBM's global supply chain solutions products and services portfolio and is marketed under IBM's e-business marketing initiatives for the retail industry.

In January 2000, SourcingLink entered into an eBusiness agreement with Microsoft Corp. The agreement provides for the integration of SourcingLink's proprietary Internet sourcing applications with the Microsoft Windows Distributed Internet Applications (Windows DNA) architecture. In addition, the companies will jointly collaborate on certain future marketing efforts.

We have been and will continue to direct a portion of our sales and marketing efforts to developing reference accounts in selected retail sectors. Upon selection of our solution by the retailer, the retailer will notify its merchandise suppliers and will provide us with a contact list for our follow-up. We then provide each merchandise supplier with information regarding our solution, together with the necessary documentation for subscription to our solution. Through our online help menu and global help-desk, we assist the merchandise supplier in initializing our solution, training its personnel, developing its electronic catalog and electronically communicating with its retailers. In addition, our solution enables the merchandise supplier to connect to all of its retailer customers for the same fixed monthly or annual subscription fee.

Going forward, we expect to market our Internet solutions directly to buyers within retail companies, and directly to merchandise suppliers. Our solutions may provide a valuable sales tool for merchandise suppliers, and a means for suppliers to exchange company and product information with multiple retailers on a widespread basis. We also expect to market our consulting services to retailers involved in merchandise sourcing exchanges, and to market specific proprietary application functionality to exchanges to broaden their service offerings.



Technology and Infrastructure

We originally introduced our web-enabled solution in 1998 and have released a significant number of product enhancements in several subsequent major releases. Our solution enables worldwide, electronic commerce for our customers by providing automated exchange of information and e-forms over the low-cost connectivity of the Internet. Any supplier/manufacturer or retail buying organization can access our solution with a standard Internet connection and a standard web browser (such as Microsoft Internet Explorer).

The software architecture of our solution is a document exchange model which includes on-line member profiles, policies and procedures, user authentication and controlled access (via secure login and password procedures), messaging, workflow management, and the ability to selectively share databases of product information such as forms and catalogs. It is based on and built with IBM's Lotus Notes/Domino Server technology. It supports industry standard protocols such as HTTP, HTTPS, and SMTP. Our latest release, named MySourcingCenter(TM), is built with Windows DNA architecture and Microsoft relational database technology. This application was designed specifically for the web, and we expect to migrate our other applications to a similar foundation.

Our solution contains the highest level of security permitted by U.S. export laws to ensure the secure transmission of information among multiple trading partners. We use SSL (Secure Socket Layer), an Internet security technology, to ensure secure transmission of all electronic forms (Requests, Offer, Negotiation) and catalogs. User information is encrypted to provide a high degree of security. Our employees do not have access to user information, except as necessary to perform customer service and accounting functions.

We maintain our server farm in a secure IBM data center in Rochester, NY. We have a facility management and network services agreement with IBM that runs from October 1, 1999 to October 1, 2000 and is renewable on an annual basis. However, we are in the process of relocating our server farm to a hardened, tier-one data center at Verio in the Southern California region at the present time, and do not expect to renew our network infrastructure agreement with IBM in October 2000.

The volume of traffic on our web site and the number of transactions being conducted by users will be increasing and will require us to expand and upgrade our technology, transaction processing systems and network infrastructure and add new engineering personnel. We may be unable to accurately project the rate or timing of increases in the use of our services or timely expand and upgrade our systems and infrastructure to accommodate such increases. Any failure to expand or upgrade our systems to keep pace with the growth in demand for capacity could cause our web site to become unstable and possibly cease to operate for a period of time. Unscheduled downtime could harm our business.

Product Development

Our development organization is focused on developing and enhancing our current sourcing solutions, including the transition to Microsoft technology as discussed below, and developing web-based versions of our shipping

(ShipLink(TM)) and inspection (InspectLink(TM)) desktop solutions. The development group is supported by our QA group which implements a process designed to identify defects throughout the entire development cycle.

We entered into an agreement with Microsoft Corp. in January 2000 and are moving our solutions to a Microsoft technology platform and foundation. We will maintain the current functionality of our solution while making it significantly faster with a better user interface including improved ease of use, navigation, consistency and look & feel. We are migrating our current database to Microsoft SQL 7.0 which will provide faster access and better searching capability. We also intend to make extensive use of XML to facilitate integration with our customers in-house, back-office systems. The first release based on the Microsoft foundation, named MySourcingCenter(TM), occurred in May 2000. We expect additional releases to follow.

We believe that many of our enhancements to existing and future products will be developed internally. However, we may license certain externally developed, third party technologies and will continue to evaluate such technologies to integrate with our solution as appropriate. In cases requiring specialized expertise, we have augmented the resources of our development organization with independent contractors. We are currently using Microsoft Consultants and independent contractors, on a work-for-hire basis, to assist with our development efforts.

There are a number of risks and challenges involved in the development of new features and technologies. We cannot be sure that existing and future development efforts will be completed within our anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by us and by current and potential customers, errors could be found in our products. We may not be able to correct these errors in a timely and cost-effective manner. If we are not able to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, our business will be seriously harmed.

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

Our competitors include traditional solution providers that have extended their connections over the Internet and new Internet companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within new or existing portals. Companies that offer EDI include General Electric Information Services, Sterling Commerce, Harbinger Corporation, QRS Inc. and IBM. Companies that offer exchange solutions include Oracle Corporation, VerticalNet, Wiznet (E.C. Portal), Commerce One, Netscape, Ariba.com, Cyber Merchants Exchange, Inc. and Global Sources. In addition, newly formed companies that are owned primarily by retailers, such as GlobalNetXchange, and are designed to provide auction and other electronic connectivity for the retailer owners and their merchandise suppliers may provide substantial competition in the retail marketplace. Some of these companies have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, giving them a broader or more comprehensive solution than our solution, which could adversely affect our business. We expect that additional established and emerging companies will seek to enter our market as it continues to develop and expand.

We believe that the primary competitive factors that will influence the success of companies seeking to provide large-scale exchange capability include history of operating exchanges, technical competence and capability, software content, and business partners. For supply chain management solutions, the primary competitive factors will be industry knowledge, value-added content, product features, quality and performance, attractive pricing, global reach and information management capabilities. Although we believe that our solution effectively addresses these factors for supply chain management solutions, our market is relatively new and rapidly evolving. We may not be able to compete successfully against future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.



Intellectual Property and Other Proprietary Rights

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, and trade secrets. Copyrights and trademarks are currently looked to for the protection of brand names for marketing purposes, and would be used to protect software and documentation and other written materials if deemed appropriate by management and legal counsel. These legal measures typically afford only limited protection.

We require our customers to enter into agreements that impose restrictions on their ability to utilize our service and prohibit unauthorized use or copying of the software incorporated in our service. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We cannot assure you that any of our proprietary rights with respect to our solution will be viable or have value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

We are in the process of applying for registration of certain of our trademarks in the United States and certain other foreign countries. The trademark applications will be subject to review by the applicable governmental authority, may be opposed by private parties and the trademarks may not issue.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our service is difficult, and while we are unable to determine the extent to which such unauthorized use or piracy of our software exists, these can be expected to be persistent problems. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our service or design around patents issued to us or around our other intellectual property rights.

There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that SourcingLink.net or our current or future products infringe their intellectual property. We expect that providers of eCommerce solutions will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in the introduction of new technology or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Legal Proceedings

There are no legal proceedings pending to which we are a party and our management is unaware of any contemplated legal actions against us.


Employees

As of May 31, 2000, we had 31 full time employees, including seven in sales and marketing, 15 in engineering and development, two in field operations, and seven in management and administrative support functions. As of May 31, 2000, one of these employees was located in Paris, France and the remaining employees were located in the United States. Our employees are not represented by a labor union and we believe that our relations with our employees are good.

                         Risks Related to Our Business

We are an early-stage company and our limited history makes it difficult to evaluate our future prospects.

We were founded in 1993 and have a limited operating history due to a significant amount of time spent developing our product. This limited operating history makes it difficult or impossible to evaluate our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. To address these risks, we must, among other things, continue to upgrade our technology, commercialize products incorporating such technology, continue to attract, retain and motivate qualified persons and respond to competitive developments. Since competition for experienced information technology personnel is intense, we cannot be certain that we will be able to attract such required personnel. There can be no assurance that we will be successful in addressing such risks. If we do not successfully address these risks, our business will be seriously harmed.

The market for our solution is at an early stage. We need a critical mass of retailers and their merchandise suppliers to implement and use our solution.

The market for Internet-based supply chain management solutions and services is at an early stage of development. Our success depends on a significant number of retailers and their merchandise suppliers implementing our solution. The implementation of our solution by major retailers and their merchandise suppliers is controlled by multiple parties in the retail organization. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our solution may depend on leveraging existing customers as reference accounts. Our solution may not achieve significant market acceptance. Unless a critical mass of retailers and their merchandise suppliers implement our solution, our solution may not achieve widespread market acceptance and our business would be seriously harmed.

We have a history of losses and expect to incur losses in the future.

We incurred net losses of $4.5 million in fiscal 2000 and $1.5 million in the nine months of fiscal 1999. As of March 31, 2000, we had an accumulated deficit of approximately $18.9 million. While the Carrefour contract will provide a total of $9 million of revenue over a three-year period, we still expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. Although these Internet revenues have grown in recent quarters, we may not be able to sustain this growth in the future. In fact, with Carrefour's acquisition of Promodes and subsequent formation, along with Sears, Roebuck & Co. and Oracle Corporation, of GlobalNetXchange, we may lose subscribing suppliers of the former Promodes central buying organization. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

SourcingLink.net believes that its current working capital, including amounts to be received under the Carrefour contract, will be sufficient to meet its working capital requirements for the next 18 months. SourcingLink.net plans to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, SourcingLink.net will need to reduce operating spending significantly, which would materially and adversely affect SourcingLink.net's business.



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

Our quarterly operating results may vary depending on a number of factors, including:

     .    Demand for our solution and services;
     .    Demand for our consulting services by Carrefour or others;
     . Actions taken by our competitors, including new product introductions and enhancements;
     .    Ability to scale our network and operations infrastructure;
     . Ability to develop, introduce and market new solutions and enhancements to our existing solution on a timely basis;
     .    Changes in our pricing policies or those of our competitors;
     . Ability to expand our sales and marketing operations, including hiring additional sales personnel;
     .    Size and timing of sales of our solution and services;
     . Success in maintaining and enhancing existing relationships and developing new relationships with strategic partners;
     .    Ability to control costs;
     .    Technological changes in our markets;
     . Deferrals of customer subscriptions in anticipation of new enhancements or features of our solution, or of the capabilities and success of other exchanges in the retail marketplace;
     .    Customer budget cycles and changes in these budget cycles; and
     .    General economic factors.

Because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

We expect to depend on our solution to augment revenue from our consulting contract with Carrefour in the future.

Our solution and related services have accounted for substantially all of our prior revenues. We anticipate that revenues from our solution will constitute substantially all of our non-service revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, our solution, or its failure to achieve broad market acceptance, would seriously harm our business. Likewise, substantial non-performance by SourcingLink on the Carrefour contract would seriously harm our ability to collect the minimum payments due to us under the contract, which amount to a total of $9 million over a three-year period.

Implementation of our solutions by large retailers is complex, time consuming and expensive. We frequently experience long sales and implementation cycles.

Our supply chain management solution is often viewed as an enterprise-wide solution that must be deployed with many users within a large retailer's sourcing organization. An enterprise-wide adoption by large retailers is characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to purchase our product, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our solution. It takes several months to finalize an enterprise-wide sale and the sale must often be approved by a number of management levels within the customer organization. The implementation of our solution requires a commitment of resources by our customers and third-party professional services organizations. Entering into an agreement with a customer for the adoption of our solution does not assure that the customer will in fact make such adoption or assure the time frame in which the adoption may occur. A delay or change of these commitments may adversely affect our financial results for a particular quarter.

We are currently considering marketing our solutions to buyers within a retail company, and directly to suppliers, in addition to targeting enterprise-wide rollouts for large retailers. There is no assurance that such a strategy, if employed, will shorten sales cycles or result in significant new subscribing customers for our solutions.

We derive most of our revenue from sales to a small number of retailers, and if we are not able to retain these retailers as customers our revenues would be reduced and our financial results would suffer.

Our largest customers account for a substantial majority of our revenues. In the fiscal year ended March 31, 2000, sales to Carrefour and its suppliers accounted for 61% of our total revenues. We may not be able to retain our key retail customers or these customers may decrease their commitment to require their suppliers to use our solution. Specifically, due to Carrefour's participation in GlobalNetXchange, we may lose a significant number of its suppliers. We may be unable to adequately perform the required services under our contract with Carrefour. Any substantial decrease or delay in sales to suppliers of one or more of our key retail customers, or sales of services to a key customer, could harm our sales or financial results.

Our customers are all in, or supplying goods to, the retail industry. A significant change or downturn in this industry could adversely affect our business.

We currently depend on IBM for the management and security of our network infrastructure. We are in the process of relocating our server farm to a tier-one data center in Southern California.

We depend on IBM Global Network, or IGN, for certain services relating to our infrastructure, including maintenance of communications lines and management of network data centers. We are currently in the process of relocating our server farm to a hardened, tier-one data center in the Southern California region. While we will not move our applications without evaluating and testing the network and infrastructure in the new data center, there can be no assurance that we will be successful in this relocation or that the new network and infrastructure will prove capable or satisfactory. If we were required and able to obtain such services from a third party, we would be entirely dependent on them to manage and maintain our network infrastructure and to provide security for it.

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

Indirect competitors are traditional Value Added Network, or VAN, solution providers that have extended their VAN connections over the Internet and both new and traditional companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within new or existing portals. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, and new exchanges such as GlobalNetXchange will focus on retail merchandise procurement, giving these companies a broader or more comprehensive solution than our solution, which could adversely affect our business. We expect that additional established and emerging companies will seek to enter our market as it continues to develop and expand. We may not be able to compete successfully against future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

We depend on the introduction of new versions of our proprietary solution and on enhancing the functionality and services offered by our solution.

If we are unable to develop new software or enhancements to our existing solution on a timely and cost-effective basis, or if such new software or enhancements do not achieve market acceptance, our business would be seriously harmed. The life cycle of our solution is difficult to predict because the market for our solution is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of services employing new technologies and emerging industry standards could render our existing solution obsolete and unmarketable.

To be successful, our solution must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance. We intend to add additional features to extend the order and post-order capabilities of our solution.

In developing new features of our solution, we may:

     . Fail to develop and market features that respond to technological changes or evolving industry standards in a timely or cost-effective manner;

     . Encounter products, capabilities or technologies developed by others that render our solution obsolete or noncompetitive or that shorten the life cycles of our existing solution;

     . Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new features; or

     . Fail to develop new features that adequately meet the requirements of the marketplace or achieve market acceptance.

We depend on our key personnel.

Our future performance depends on the continued service of our senior management, product development and sales and product marketing personnel, in particular Marcel van Heesewijk, our Chairman, and Sean Maloy, our President and Chief Executive Officer. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our direct sales and product development organizations. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our software may contain errors or defects.

Our software is complex and, accordingly, may contain undetected errors or failures when first introduced. This may result in loss of, or delay in, market acceptance of our solution. We have in the past discovered programming errors in our new releases after their introduction. We have experienced delays in release and customer frustration during the period required to correct these errors. We may discover errors in the future, including scalability limitations, in new versions after release.

Protection of our intellectual property may not be adequate.

We depend on our ability to develop and maintain the proprietary aspects of our solution. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures and trade secrets.

We do not sell our software and we require our customers to enter into user agreements, which impose restrictions on their ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We may seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our proprietary rights with respect to our solution will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solution or obtain and use information that we regard as proprietary. Policing unauthorized use of our solution is difficult, and while we are unable to determine the extent to which unauthorized use exists, it can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our solution or our other intellectual property.

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

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on licenses of IBM's Lotus Domino software for certain of our solutions, and various Microsoft licenses for our new solutions. We may in the future be dependent on developers' licenses from enterprise resource planning, database and other system software merchandise suppliers in order to ensure compliance of our solution with their systems. We may not be able to obtain any required third party intellectual property in the future.

In order to manage our growth and the expansion of our services business, we will need to improve and implement new systems, procedures and controls.

We currently plan to hire new employees and to expand the geographic scope of our customer base and operations. We plan to perform services for Carrefour in France and elsewhere around the world. These activities will result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our services and operations, if any, will require us to continue to improve our financial and management controls, reporting systems, project management and procedures on a timely basis, and expand, train and manage our employee work force. We may encounter difficulties in transitioning a portion of our business to a services focus, and our personnel, systems, procedures and controls may be inadequate to support our future operations.

Our business is susceptible to numerous risks associated with international operations.

We market our solution and services to retailers worldwide, and historically have derived a significant portion of our revenues from international sales. As such, we are subject to a number of risks associated with international business activities. These risks generally include:

     .  Seasonal fluctuations in purchasing patterns;
     .  Unexpected changes in regulatory requirements;
     .  Tariffs, export controls and other trade barriers;
     . Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
     .  Difficulties in managing and staffing international operations;
     . Potentially adverse tax consequences, including restrictions on the repatriation of earnings;
     .  The burdens of complying with a wide variety of foreign laws;
     . The risks related to global economic turbulence and adverse economic circumstances;
     .  Political instability; and
     . Currency exchange rate fluctuations, which could increase the cost of our solutions and services.

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

If we are not able to apply our net operating losses against taxable income in future periods, our financial results will be harmed.

Our future net income and cash flow will be affected by our ability to apply our net operating losses, which totaled approximately $11.5 million for United States federal tax reporting purposes as of March 31, 2000, against taxable income in future periods. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses, harming our financial condition.

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

The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons. These include:

     . Potentially inadequate development of the necessary communication and network infrastructure;
     . Delayed development of enabling technologies and performance improvements;
     .  Delays in the development or adoption of new standards and protocols;
        and
     .  Increased governmental regulation.


Security risks and concerns may deter the use of the Internet for conducting eCommerce.

A significant barrier to eCommerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the web for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or merchandise suppliers, which could disrupt our network or make it inaccessible to customers or merchandise suppliers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

Our software solution may experience delays as a result of high volumes of traffic.

Our solution is currently operating on a limited basis. Our software may not be fully scalable, and if the volume of traffic on the website for our solution significantly increases, our solution may experience slower response times or other problems. In addition, users will depend on Internet Service Providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for access to our solution. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users of our solution to perceive this service as not functioning properly and therefore cause them to use other methods to manage their sourcing and procurement activities.

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

ITEM 2.  PROPERTIES

We maintain one office in San Diego, California occupying approximately 8,000 square feet of space. Our operating lease on this facility expires in October 2002. The employee in Paris, France works in the offices of our customer, Carrefour.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings were commenced by or against the Company during Fiscal
2000.

The Company is subject to certain routine legal actions arising in the ordinary course of business. The Company believes that the results of any such actions will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF ITEMS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock traded on the OTC Bulletin Board through December 10, 1999, at which time it began trading on the Nasdaq SmallCap Market. Through July 1999, our stock symbol was "QCSC." Concurrent with a July 1999 change in our name from QCS.net Corporation to SourcingLink.net, Inc., the trading symbol was changed to "SNET." The following table lists the high and low closing bid quotations for our common stock as quoted on the Nasdaq SmallCap Market or the OTC Bulletin Board, as applicable, for the periods indicated. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. All quotations have been restated to reflect the 1 for 4 reverse stock split of SourcingLink's common stock in August 1999.


                                                                High           Low
                                                             ----------     ----------
          Fiscal Year Ended June 30, 1998
              First Quarter................................     $  4.75        $ 2.00
              Second Quarter...............................        6.25          1.75
              Third Quarter................................        6.50          2.00
              Fourth Quarter...............................       15.50          6.00
          Fiscal Year Ended March 31, 1999 (nine month year)
              First Quarter................................     $ 10.00        $ 3.50
              Second Quarter...............................       26.00          3.50
              Third Quarter................................       22.50          6.50
          Fiscal Year Ended March 31, 2000
              First Quarter................................     $11.248        $6.748
              Second Quarter...............................       15.00          7.12
              Third Quarter................................       26.75          5.75
              Fourth Quarter...............................       49.00          9.75


As of March 31, 2000, there were 156 holders of record and approximately 1,250 beneficial holders of SourcingLink's common stock, and three holders of the Company's Series A Convertible Preferred Stock for which no market is maintained.

The Company has never declared nor paid dividends on its common stock and does not anticipate paying dividends on its common stock for the foreseeable future.

Quarterly dividends of $0.012875 per share began accruing on the Company's Series A Convertible Preferred Stock on November 22, 1994 and began compounding annually on January 1, 1996 (the "Series A dividend"). Effective June 30, 1998, the Company completed an agreement with the then current Series A preferred stockholders to restructure the Series A dividend. SourcingLink and the Series A preferred stockholders agreed to eliminate future dividends on the Series A preferred stock and to issue additional shares of preferred stock in satisfaction of the accrued dividend payable at that date. These additional shares have the same voting and other rights as the Series A preferred stock.

At the June 30, 1998 conversion date, the accrued dividend for the Series A preferred stockholders was $797,377. The Company issued 660,681 shares of preferred stock in payment of that accrued preferred dividend under an agreed upon formula. In September 1998, the Company issued 11,068 shares of common stock to a Series A preferred shareholder whose shares had been converted to common stock as payment of the dividend accrued prior to such conversion. The remaining dividend accrued but unpaid is $9,247.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us during the fiscal year ended March 31, 2000 involving sales of our securities that were not registered under the Securities Act. All share and per share amounts have been restated to reflect the 1 for 4 reverse stock split of SourcingLink's common stock in August 1999.

     . Warrants for 175,000 shares of common stock were issued to three strategic partner companies during fiscal year 2000, of which a warrant to purchase 10,000 shares of common stock at $6.19 per share is exercisable until October 2004, and a warrant to purchase 15,000 shares of common stock at $27.06 per share is exercisable until January 2005. The remaining warrant, for the purchase of 150,000 shares of common stock, was cancelled shortly after its issuance.

     . During fiscal year 2000 we granted incentive stock options and nonqualified stock options to purchase an aggregate of 503,750 shares of common stock to eligible employees and directors pursuant to our stock option plans. The exercise price for such options ranged from $6.125 to $34.00 per share. Such options were issued but not sold, in the view of SourcingLink.net, and therefore, registration thereof was not required. During the same period, SourcingLink.net issued an aggregate of 125,401 shares of common stock to employees and former employees upon the exercise of options under SourcingLink.net's stock option plans.

     . In August 1999, SourcingLink.net completed a private placement of its common stock through a placement agent to a limited number of institutional investors. The offering included 1,257,970 shares of common stock at $6.40 per share, and gross proceeds were $8.1 million. Net proceeds, after placement agent fees and other offering costs, were $7.3 million, and are expected to be used primarily for general working capital and corporate purposes, including product development and the expansion of the sales, marketing and management functions. As part of this private placement, a warrant for 50,319 shares of common stock was issued in August 1999 at a price of $6.40 per share.

We used the proceeds of the stock sales for working capital and other general corporate purposes.

We did not employ any underwriters in connection with any of the transactions set forth above.

The sales of securities listed above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or, with respect to issuances to employees, Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Report.

Overview

SourcingLink has developed an Internet-based turnkey solution for business-to-business eCommerce that enables retailers to organize, automate and significantly reduce the cost of their preorder merchandise sourcing activities by connecting directly with their retail merchandise suppliers around the globe. For merchandise suppliers, the solution provides a sales tool and electronic forms for the exchange of company and product information.

Through fiscal 2000, SourcingLink's revenues have been generated principally from Network revenues consisting of fees for access to and use of SourcingLink's solutions. These fees include initial registration fees, fixed monthly or annual subscription fees or "pay-as-you-go" transactional fees. Effective April 1, 1999, we discontinued offering the pay-as-you-go transactional fee option for new subscribers to SourceLink(TM), our core Internet sourcing solution, and effective January 1, 2000 the pay-as-you-go option was eliminated for all SourceLink subscribers.

In prior years, Network revenues were primarily from customer use of SourcingLink's private network desktop solution. In February 1999, we began a rollout of our new Internet solution to selected merchandise suppliers of SourcingLink's retailer subscribers. While there continues to be revenue from the desktop solution, primarily from use of the InspectLink(TM) inspection data application with one long-standing customer, our focus is now centered on the Internet solutions.

In March 2000, SourcingLink entered into a services contract with Paris, France-based Carrefour S.A. (the "Carrefour contract"), under which SourcingLink will receive a minimum of $9 million for services to be performed over a three-year period which began April 1, 2000. The Carrefour contract followed an announcement by Carrefour, the world's second largest retailer, that it, Sears, Roebuck & Co. and Oracle Corporation intend to form a new company named GlobalNetXchange ("GNX"), for the purpose of conducting auctions and other merchandise buying electronically with suppliers worldwide. Our services contract with Carrefour supersedes a previously announced agreement under which Carrefour committed to rollout SourceLink to its more than 20,000 merchandise suppliers worldwide over a period of approximately 24 months.

Sales of SourcingLink's Internet solution generally require adoption by retailers and then a rollout to the retailer's merchandise suppliers which SourcingLink expects will result in lengthy sales and implementation cycles. Sales directly to merchandise suppliers for lead generation and electronic connectivity to retailer buyers may involve small and highly dispersed target customers and marketing to communities of suppliers within a retail market segment.

IBM Agreements

Original IBM Agreements. SourcingLink entered into a multi-faceted eCommerce agreement with IBM in the third quarter of fiscal year 1998, as an amendment to an earlier 1996 agreement under which SourcingLink became an active participant in IBM's e-commerce group. Under the 1998 contract, referred to in the discussion below as the "IBM agreement" or the "Agreement," IBM had been providing most of the sales and marketing effort, worldwide help desk support and project management for SourcingLink through the expiration of the contract on September 30, 1999. Under the same Agreement, IBM also provided the network and server infrastructure supporting SourcingLink's solutions. Payments to IBM for these services were based on a percentage of sales under a revenue sharing provision of the Agreement, and were accounted for as cost of sales. Through September 30, 1999, the Company assisted IBM with certain sales and marketing efforts for the Company's solution, and billed IBM at cost for such services. These billings to IBM have been recorded as Consulting revenue. As this consulting was on a cost-reimbursement basis, there was an equal and offsetting cost of revenue, and thus no gross profit margin associated with this Consulting revenue. Effective October 1, 1999, the Company began performing its sales and project management in-house; therefore, there is no further revenue from consulting services to IBM after September 30, 1999. New agreements have been entered into with IBM as of October 1, 1999, as discussed below.

New IBM Agreements. Effective October 1, 1999, the Company entered into a new network services and infrastructure agreement with IBM. In addition, the Company entered into a separate agreement to define its on-going co-marketing relationship with IBM. As mentioned above, the cost of these services was historically based on revenue sharing, and was all included in cost of revenue. Beginning October 1, 1999, the accounting for these new agreements is as follows:

     . For the infrastructure agreement, which includes the housing of servers in IBM's secure data management center, the Company pays IBM under a combined fixed and variable price structure, based upon the level of service. Payments for these services are accounted for as cost of revenue.

     . For the co-marketing agreement, which includes use of the IBM logo and e-business mark on Company marketing material and our website and participation with IBM at its e-commerce trade show booths, there are no payments required under the Company's present status as a premier IBM e-business partner.

Description of Costs and Expenses

The cost of Network revenue consists primarily of fees paid to IBM, and to a lesser degree the costs of third party software and the internal costs of maintaining the Company's solutions. Fees paid under the original IBM Agreement were for customer support provided by three IBM international solution centers and IBM-provided sales, marketing and project management services, as well as hosting of the Company's applications on network servers in an IBM facilities management environment. Under the new agreement with IBM, fees paid are for the hosting and network infrastructure only.

For fiscal 1998 and 1999 and the majority of fiscal 2000, the cost of Consulting revenue equaled the revenue received based on the cost reimbursement provision of the IBM Agreement. The reimbursed costs consisted primarily of payroll related costs of our employees providing the services to IBM. In the fiscal year ending March 31, 2001, Consulting revenue is expected to be received primarily under the Carrefour contract on a time and expense basis.

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

Accumulated Losses

From its inception in 1993 through March 31, 2000, SourcingLink has incurred net losses of approximately $18.9 million, primarily as a result of costs to develop its technology, to develop and introduce its sourcing solutions, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made.

As a result of the accumulated losses, the Company has not recorded any provision for income taxes since inception. As of March 31, 2000, net operating loss carryforwards for United States federal income tax purposes were approximately $11.5 million. In addition, the Company had net operating loss carryforwards for tax purposes in France of approximately $3.5 million. Under the tax laws, the amounts of and benefits from these net operating losses may be impaired or limited in certain circumstances, for example, in the case of the U.S. net operating losses, a cumulative ownership change of more than 50% as defined, over a three-year period.

Change in Fiscal Year

In May 1999, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31. Accordingly, fiscal 1999 is a nine-month period beginning July 1, 1998 and ending March 31, 1999. Fiscal 2000 and fiscal 1998 are the twelve-month periods ended March 31, 2000 and June 30, 1998, respectively. For purposes of this discussion and analysis, the results of operations for fiscal 2000 are compared to pro forma results for the twelve months ended March 31, 1999, and results of operations for the nine months of fiscal 1999 are compared to pro forma results for the nine months ended March 31, 1998. The twelve-month March 1999 and the nine-month March 1998 pro forma results are contained in Note 11 to the consolidated financial statements.

Results of Operations

Results of operations for the twelve months ended March 31, 2000 and 1999

Revenue. Total revenue for fiscal 2000 increased $5,000, or less than 1%, to $993,000 from $988,000 in the twelve months ended March 31, 1999. Network revenues in fiscal 2000 increased $173,000, or 28%, to $795,000 from $622,000 in the prior twelve-month period. This increase in Network revenue is primarily attributable to revenue from the Company's new Internet sourcing solution. The Company began rolling-out its Internet solution in February 1999, and therefore received almost no revenue from this application service in the twelve-month period ended March 31, 1999. The increase in Internet-based Network revenue has more than offset a decrease in Network revenue from the Company's desktop solution, which is being de-emphasized because of the broader market potential of the Internet solutions.

Revenues from the Internet solution for fiscal 2000 are primarily from subscriptions among the groups of suppliers that have been made available for rollout by Paris, France-based Promodes, which was acquired by Carrefour late in calendar 1999. As previously mentioned, Carrefour has contracted with GNX for performing electronic auctions and other buying with its merchandise suppliers. Therefore, the potential exists for these subscribers to transfer to GNX in the future. The Company is pursuing new retail customers with suppliers that could adopt our solution, and has entered into a consulting contract with Carrefour that will provide revenue over a three-year period, as further described below.

Offsetting the increase in Network revenue was a decrease in Consulting revenue of $167,000, or 46%, to $199,000 from $366,000 in the prior twelve-month period. Consulting revenue declined because the IBM Agreement was discontinued by SourcingLink as of September 30, 1999. Under that Agreement, SourcingLink paid fees based on revenue sharing for both hosting services and sales and marketing support. SourcingLink was reimbursed by IBM for certain of SourcingLink's sales and marketing expenses, with such reimbursements included as revenue for financial statement purposes. Thus, fiscal 2000 includes six months of such revenue, whereas the comparable period last year included a full twelve months of these reimbursements from IBM. As discussed above, the IBM Agreement was replaced by two new arrangements with IBM, one fee-bearing contract for the network infrastructure for hosting the Company's applications services, and a second contract under which the Company receives certain co-marketing privileges with IBM, but has no payments or revenue sharing costs for such privileges. The Company moved its sales and marketing function in-house as of October 1, 1999.

SourcingLink earned some Consulting revenue from its retailer customers in the fourth quarter of fiscal 2000, and will be performing similar services on a monthly basis under the new contract with Carrefour, as described above. Due to the Carrefour contract, the Company expects that services revenue will be a significant portion of the Company's revenue in its fiscal year ending March 31, 2001.

Cost of Revenue. In fiscal 2000, the cost of revenue increased $99,000, or 16%, to $724,000 from $625,000 in the prior twelve-month period. This increase is attributable to the cost of Network revenues, which increased $316,000, or 122%, to $575,000 from $259,000 during the comparable prior year period. The Company's cost of Network revenue consists primarily of fees paid to IBM for infrastructure support and hosting of the Company's application services within the IBM Global Network. During the first six months of fiscal 2000, these fees paid to IBM were under the original Agreement and were based on revenue sharing. Costs were higher during these six months than during the comparable six months last year due to the increased Network revenue in fiscal 2000. Beginning October 1, 1999, the fees paid for the IBM hosting services are based on the new IBM contract that provides for a combination of fixed and variable costs based on the level of service. The cost of sales incurred over the last six months of fiscal 2000 is near the minimum cost provided for in the contract, but such amount is substantially greater than the revenue sharing-based payment for the same period in the prior year.

All of the Consulting revenue in the twelve months ended March 31, 1999, as well as the majority of such revenue in fiscal 2000 was from IBM. The IBM Consulting revenue has a cost of revenue equal to the revenues received. The reduction in these costs in fiscal 2000 is due to a decrease in the consulting activities with IBM through September 30, 1999, with no further consulting after that date, as previously described.

Total gross profit decreased to $269,000, or 27% of overall revenue in the current fiscal year, from $363,000, or 37% of revenue in the twelve months ended March 31, 1999. The decrease in gross profit as a percent of sales is largely attributable to increased costs under the new contract with IBM. The Company believes that significantly lower costs can be obtained for its network infrastructure, and does not plan on maintaining the current arrangement with IBM after the contract expires in September 2000. Under the new IBM contract or such other arrangement that the Company may obtain for its network infrastructure, such support costs will not be tied to revenue sharing, and will be relatively fixed over varying levels of activity; accordingly, future fluctuations in revenue may have a greater impact on gross profit margins than in prior periods in which such costs were tied to a percentage of revenue.

Operating Expenses

Selling, General and Administrative Expenses. In fiscal 2000, the Company's selling, general and administrative expenses increased $1.7 million, or 89%, to $3.6 million from $1.9 million in the twelve months ended March 31, 1999. SourcingLink has expanded its management team, and began hiring an internal sales and project management staff during the last six months of fiscal 2000. The associated labor and travel costs, as well as costs related to a larger facility for the increased staff, outsourced help desk support, various legal and filing fees, and directors' and officers' insurance, comprise the majority of the increase in selling, general and administrative expenses compared to the same prior twelve months. These increases more than offset certain one-time charges taken in the prior twelve months, primarily in the quarter ended June 30, 1998, relating to the legal and accounting fees associated with the closure of offices in France and Hong Kong.

Product Development Expenses. Fiscal 2000 product development expenses increased $576,000, or 95%, to $1.2 million from $605,000 for the prior twelve months. The increase in product development expenses is primarily labor and support costs associated with continued enhancement of SourcingLink's Internet solution, including new management and development personnel.

SourcingLink will continue to invest in its product development and sales, marketing and project management capabilities as we pursue our business strategies. We currently anticipate that such investments in the fiscal year ending March 31, 2001 will be at or near an annualized level similar to that of the last half of fiscal 2000.

Stock-based Compensation. Warrants for 175,000 shares of common stock were issued to three strategic partner companies during fiscal 2000. The amount of expense for the warrants was determined under the Black-Scholes valuation method and is being amortized over the periods associated with each of the business agreements underlying the warrants. This amortization amounted to $277,000 in fiscal 2000. Of the 175,000 warrants, 150,000 were issued to Carrefour in December 1999. The Carrefour warrants were subsequently cancelled in March 2000 in conjunction with a new business agreement signed by the parties at that time. Stock-based compensation of $371,000 was incurred in the 12-months ended March 31, 1999 primarily for warrants issued to consultants and associates of the Company in the quarter ended June 30, 1998.

Other Income (Expense), net and Interest Income. The principal component of other income (expense), net is the exchange gain or loss on foreign currency transactions with SourcingLink's subsidiary in France. Primarily as a result of these foreign currency translations, other income (expense), net resulted in an expense of $16,000 in fiscal

2000 compared to income of $83,000 in the prior twelve-month period. Interest income was $243,000 and $19,000 for the twelve months ended March 31, 2000 and 1999, respectively. In August 1999, SourcingLink completed a private placement of 1,258,000 shares of its common stock and received net proceeds of $7.3 million after offering costs. The increase in interest income is primarily attributable to the increased cash available for investment as a result of this private placement.

Income Taxes. SourcingLink recorded net losses of $4.5 million and $2.4 million during the twelve months ended March 31, 2000 and 1999, respectively. Accordingly, no provision for income taxes was recorded in these periods. As of March 31, 2000, SourcingLink had net operating loss carryforwards for United States income tax purposes of approximately $11.5 million. These losses expire at various dates between 2011 and 2020. As of March 31, 2000, SourcingLink also had net operating loss carryforwards for income tax purposes in France of approximately $3.5 million which expire at various dates between 2000 and 2003. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of SourcingLink due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

Results of operations for the nine months ended March 31, 1999 and 1998

Revenues. Total revenues for fiscal 1999 increased $96,000, or 15%, to $741,000 from $645,000, in the first nine months of fiscal 1998. This increase was primarily due to an increase in Consulting revenues under the IBM Agreement, primarily for sales, marketing and project management assistance provided to IBM by the Company, which amounted to $261,000 in fiscal 1999, as compared with $105,000 in the same period in fiscal 1998. The Agreement with IBM that provided for such services became effective in the third quarter of fiscal 1998, and therefore was present for all of fiscal 1999 but only a portion of the comparable prior period.

Network revenues in fiscal 1999 decreased by $60,000, or 11%, to $480,000 from $540,000 for the first nine months of fiscal 1998. This decrease was primarily due to the Company's transition from its desktop solution to its Internet solution. As part of the transition, the Company de-emphasized sales of its desktop solution, and the reduction in these sales had not yet been offset by revenues from the Internet solution which had only recently begun to be rolled-out.

Cost of Revenues. In fiscal 1999, the cost of Network revenues decreased $155,000, or 44%, to $201,000 from $356,000 in the first nine months of fiscal 1998. In fiscal 1999, the cost of Network revenues consisted primarily of revenue sharing payments under the IBM Agreement. Network and other infrastructure support was provided by IBM under this Agreement. In the first half of fiscal 1998, prior to entering into the Agreement with IBM, the cost of network revenues was greater as additional costs were incurred internally for network support, including internal and external labor to install and support customer sites, and the cost of third party software and hardware for our solution. The cost of Consulting revenue, which equals the revenues received, was $261,000 in fiscal 1999 and $105,000 in the first nine months of fiscal 1998. Overall, gross profit in fiscal 1999 increased $95,000 to $279,000, or 38% of revenues, from $184,000, or 29% of revenues, in fiscal 1998.

Operating Expenses. In fiscal 1999, the Company's selling, general and administrative expenses decreased by $109,000, or 7%, to $1.4 million from $1.5 million in the first nine months of fiscal 1998. The decrease in these expenses was primarily due to the impact of the IBM Agreement, under which certain sales, marketing and customer support services were charged to IBM beginning in the third quarter of fiscal 1998, and the reduction in costs from the closure of the France and Hong Kong offices in December 1997. Fiscal 1999 product development expenses increased by $197,000, or 70%, to $479,000 from $282,000 in the first nine months of fiscal 1998. The increase in product development was primarily labor costs associated with continued enhancement of the Company's Internet solution, including release of a new version of this Internet solution.

Other income (expense), net. The principal component of other income (expense), net, a gain of $62,000 and an expense of $65,000 in fiscal 1999 and the nine months ended March 31, 1998, respectively, consists of exchange gains and losses arising on foreign currency transactions with the Company's foreign subsidiaries in France and Hong Kong.

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

Our quarterly operating results may vary depending on a number of factors, including: demand for our solutions and services; actions taken by our competitors, including new product introductions and enhancements; delays or reductions in spending for, or the implementation of, supply chain management solutions by our customers and potential customers as companies review eCommerce applications; ability to scale our network and operations infrastructure; ability to develop, introduce and market our solutions on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional sales personnel; size and timing of sales of our solution and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of new developments or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

We have increased our operating expenses substantially to expand our sales and marketing operations, fund greater levels of product development, increase general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected. In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

Liquidity and Capital Resources.

SourcingLink's cash, cash equivalents and short-term investments at March 31, 2000 were $5.8 million, an increase of $4.6 million from March 31, 1999. During August 1999, SourcingLink completed a private placement of 1,258,000 shares of common stock through a placement agent to a limited number of institutional investors resulting in gross proceeds of $8.1 million. Net proceeds, after placement agent fees and other offering costs, were $7.3 million, and are expected to be used primarily for general working capital and corporate purposes, including product development and the expansion of the sales, marketing and management functions. Cash used in operating activities for the twelve months ended March 31, 2000 was $3.4 million, compared to $2.0 million for the twelve months ended March 31, 1999. Such cash usage in each period is primarily related to the losses incurred, with increasing investments in sales and marketing, administration and product development in the current year resulting in more cash used in operations this year than in the prior year's comparable twelve months. SourcingLink plans to continue investing in product development and sales and marketing of its Internet sourcing solution, and project management for its consulting services, and use of cash to fund such activities is expected to continue at or above current levels for the foreseeable future.

The Company's cash and cash equivalents at March 31, 1999 were $1.3 million, representing an increase of $794,000 from June 30, 1998. Cash used in operating activities for the nine months ended March 31, 1999 was $1.7 million, compared to $1.4 million for the nine months ended March 31, 1998. The cash usage was primarily due to the net losses that occurred in each of the periods and the payment of certain accounts payable and other current liabilities during the nine months of fiscal 1999.

We believe that our current working capital, including cash to be received in the fiscal year ending March 31, 2001 under our services contract with Carrefour, will be sufficient to meet our working capital requirements for the next 18 months. We plan to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, we will need to reduce operating spending significantly, which would materially and adversely affect SourcingLink's business.

During this year's third quarter, the Company moved its headquarters and operations from Mountain View, California to San Diego, California. The majority of the employees located in Mountain View also relocated to San Diego. There was no significant impact on operations or cash flow from the relocation.

SourcingLink currently does not have a bank credit line. SourcingLink does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

Recent Accounting Pronouncements

In April 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance for determining whether computer software is internal-use software and for accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold. SOP 98-1, which is effective for the year ended March 31, 2000, also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The effective date of SAB 101 for the Company is the first quarter of fiscal 2001. The Company believes that the adoption of SAB 101 will not have a material effect on the consolidated financial statements.

Year 2000 Compliance

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Without corrective measures, computer programs that have date sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, possibly resulting in program failure, miscalculation or disruptions of operations. During calendar year 1999, the Company reviewed its internal computer systems, its Internet solutions and its desktop software solutions that could be affected by the "Year 2000" issue. The Company's Internet solutions were designed and developed to be "Year 2000" compliant. Within its internal computer systems and its desktop software solutions the Company identified some systems and software applications that would be affected, and took steps to remedy those issues prior to December 31, 1999. No "Year 2000" problems have been encountered in the first four months following the beginning of 2000. However, if the designs, modifications and conversions that have been made by the Company are not adequate, "Year 2000" related problems could yet occur, and while the Company would take corrective action in those circumstances, there can be no assurance that such problems would not have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements and supplementary data are set forth on pages F-1 through F-22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT


The information required by this item is included under the captions entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in SourcingLink.net's Proxy Statement and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION


The information required by this item is included under the caption entitled "Executive Compensation" in the SourcingLink.net's Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the SourcingLink.net's Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the SourcingLink.net's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                    Page
(a)  The following documents are filed as a part of this form:
         1. Financial Statements:
            Report of Independent Accountants.......................................................................  F-1
            Consolidated Balance Sheets - As of March 31, 2000 and 1999.............................................  F-2
            Consolidated Statements of Operations - For the fiscal year ended March 31, 2000, the nine months of the fiscal year ended March 31, 1999 and the fiscal year ended June 30, 1998............................  F-3
            Consolidated Statements of Stockholders' Equity (Deficit) - For the fiscal year ended March 31, 2000, the nine months of the fiscal year ended March 31, 1999 and the fiscal year ended June 30, 1998.........  F-4
            Consolidated Statements of Cash Flows - For the fiscal year ended March 31, 2000, the nine months of the fiscal year ended March 31, 1999 and the fiscal year ended June 30, 1998................................  F-5
            Notes to Consolidated Financial Statements .............................................................  F-6

         2. Financial Statement Schedules - For the fiscal years ended March 31, 2000 and 1999:
            Schedule II - Valuation and other Qualification Accounts ...............................................  F-22

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         3. Exhibits: The list of exhibits on the Form 10-KSB Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K:  None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, this 16th day of June 2000.

                                   SOURCINGLINK.net, INC.
                                   (Registrant)


                                   /s/Sean Maloy
                                   --------------------------------------------
                                    Sean Maloy, President and Chief Executive
                                    Officer

                                POWER OF ATTORNEY

         We, the undersigned directors and officers of SourcingLink.net, Inc. do hereby constitute and appoint Sean Maloy with full power of substitution and resubstitution, our true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-KSB, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that the said attorney and agent, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated this 16th day of June, 2000.

SIGNATURE                                                     TITLE

 /s/Sean Maloy                                     President, Chief  Executive
 -------------------------------------------       Officer and Director
 Sean Maloy                                        (Principal Executive Officer)


 /s/Gary Davidson                                  Vice President of Finance
 -------------------------------------------       and Chief Financial Officer
 Gary Davidson                                     (Principal Financial and
                                                    Accounting Officer)


 /s/ Marcel van Heesewijk                          Chairman of the Board of
 -------------------------------------------       Directors
 Marcel van Heesewijk


 /s/ Johan Vunderink                               Director
 -------------------------------------------
 Johan Vunderink

 /s/ Louis Delmonico                               Director
 -------------------------------------------
 Louis Delmonico

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of SourcingLink.net, Inc. (formerly QCS.net Corporation):


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SourcingLink.net, Inc. (formerly QCS.net Corporation) and its subsidiary at March 31, 2000 and 1999, and the results of their operations and their cash flows for the fiscal periods ended March 31, 2000, 1999 and June 30, 1998 in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


San Jose, California                                  PricewaterhouseCoopers LLP
May 17, 2000

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                      March 31,
                                                                                          -----------------------------------
                                            ASSETS                                               2000              1999
                                                                                          ---------------  ------------------
Current assets:
     Cash and cash equivalents                                                              $  3,870,362     $  1,266,880
     Short-term investments                                                                    1,955,040                -
     Accounts receivable (net of allowance for doubtful accounts of
     $24,277 and $35,121 at March 31, 2000 and 1999, respectively)                               354,767          222,769
     Other current assets                                                                         81,662            7,111
                                                                                          ---------------  ------------------
           Total current assets                                                                6,261,831        1,496,760

Property and equipment, net                                                                      375,463          185,286
Other non-current assets                                                                          64,873           12,839
                                                                                          ---------------  ------------------
           Total assets                                                                     $  6,702,167     $  1,694,885
                                                                                          ===============  ==================

                                         LIABILITIES

Current liabilities:
     Accounts payable and accrued liabilities                                               $  1,388,538     $    707,121
     Deferred revenue and other                                                                  288,741           42,437
                                                                                          ---------------  ------------------
           Total current liabilities                                                           1,677,279          749,558

Commitments and Contingencies (Notes 7 and 10)

                                     STOCKHOLDERS' EQUITY
Series A convertible preferred stock, par value $.001 per share
     Authorized: 15,000,000 shares; issued and outstanding:  246,071 and 3,816,023                   246            3,816
     shares at March 31, 2000 and 1999, respectively (aggregate liquidation preference:
     $253,453)

Common stock, par value $.001 per share
     Authorized: 60,000,000 shares; issued and outstanding:  8,055,574 and 5,631,359 at            8,056            5,631
     March 31, 2000 and 1999, respectively

Additional paid-in capital                                                                    24,086,938       15,315,395
Unearned stock-based compensation                                                               (219,255)               -
Note receivable from stockholder                                                                      -           (40,000)
Accumulated deficit                                                                         (18,938,586)      (14,420,409)
Cumulative foreign currency translation adjustments                                               87,489           80,894

                                                                                          ---------------  ------------------
     Total stockholders' equity                                                                5,024,888          945,327
                                                                                          ---------------  ------------------
           Total liabilities and stockholders' equity                                       $  6,702,167     $  1,694,885
                                                                                          ===============  ==================

 The accompanying notes are an integral part of these consolidated financial statements.

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Twelve                Nine                 Twelve
                                                      Months Ended         Months Ended          Months Ended
                                                        March 31,            March 31,              June 30,
                                                          2000                 1999                  1998
                                                   -------------------  -------------------  ---------------------
Revenue:
       Network                                       $      794,777         $    480,082         $   682,192
       Consulting                                           198,623              260,915             210,000
                                                   ----------------     ----------------     ---------------
                                                            993,400              740,997             892,192

Cost of revenue:
       Network                                              575,541              201,032             414,815
       Consulting                                           148,873              260,915             210,000
                                                   ----------------     ----------------     ---------------
                                                            724,414              461,947             624,815

Gross profit                                                268,986              279,050             267,377

Operating expenses:
       Selling, general and administrative                3,556,195            1,371,269           1,867,028
       (excludes stock-based compensation of
       $276,870, $0 and $477,943)
       Product development                                1,181,271              479,416             407,479
       Stock-based compensation                             276,870                    -             477,943
                                                   ----------------     ----------------     ---------------
Total operating expenses                                  5,014,336            1,850,685           2,752,450

Operating loss                                           (4,745,350)          (1,571,635)         (2,485,073)

Other income (expense), net                                 (15,632)              62,056             (44,433)
Interest income                                             242,805               17,800              18,704
                                                   ----------------     ----------------     ---------------
Net loss                                                 (4,518,177)          (1,491,779)         (2,510,802)

Preferred dividend                                                -                    -            (256,966)
                                                   ----------------     ----------------     ---------------
Net loss attributed to common stockholders           $   (4,518,177)        $ (1,491,779)       $ (2,767,768)
                                                   ================     ================     ===============

Net loss per common share (basic and diluted)        $        (0.67)        $      (0.30)       $      (0.63)
                                                   ================     ================     ===============

Weighted average number of shares used
      in per share calculation (basic and diluted)        6,766,008            5,048,313           4,384,955
                                                   ================     ================     ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                                              SOURCINGLINK.net, INC
                                          (formerly QCS.net Corporation)
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWELVE MONTHS ENDED MARCH 31, 2000, NINE MONTHS ENDED MARCH 31, 1999 AND TWELVE MONTHS ENDED JUNE 30, 1998



                                             CONVERTIBLE                                  ADDITIONAL
                                           PREFERRED STOCK           COMMON STOCK          PAID-IN
                                        ---------------------   ---------------------
                                          SHARES     AMOUNTS      SHARES     AMOUNTS       CAPITAL
                                          ------     -------      ------     -------       -------
Balances at June 30, 1997                4,368,937    $4,369     4,284,133    $4,284     $10,666,084

Proceeds from private placement                                    317,626       318       1,077,921
Conversion of preferred stock to          (349,516)     (350)       87,379        87             263
  common stock
Exercise of warrants                                                18,750        19             731
Payment of dividend in preferred stock     660,681       661                                 796,716
Compensation related to stock options                                                        370,693
  and warrants
Preferred dividend payable
Translation adjustment
Net loss for the year
                                        ---------------------   ---------------------    -----------
Balances at June 30, 1998                4,680,102     4,680     4,707,888     4,708      12,912,408

Preference dividend payable in                                      11,068        11          55,793
  common stock
Proceeds from private placements                                   628,443       628       2,506,714
Conversion of preferred stock to          (864,079)     (864)      216,019       216             648
  common stock
Exercise of options and warrants                                    84,616        85          39,915
Cancellation of stock note                                         (16,675)      (17)       (200,083)
Translation adjustment
Net loss for the nine month period
                                        ------------------------------------------------------------
Balance at March 31, 1999                3,816,023     3,816     5,631,359     5,631      15,315,395

Proceeds from private placement                                  1,257,970     1,258       7,281,073
Conversion of preferred stock to        (3,569,952)   (3,570)      892,524       893           2,677
  common stock
Exercise of options and warrants                                   273,721       274         991,668
Warrants issued to strategic partners                                                        496,125
Amortization of stock-based
  compensation
Payment of stock note
Translation adjustment
Net loss for the year
                                        ------------------------------------------------------------
Balance at March 31, 2000                  246,071    $  246     8,055,574    $8,056     $24,086,938
                                        =====================   =====================    ===========

                                                                                              CUMULATIVE          TOTAL
                                                              NOTES                            FOREIGN           STOCK-
                                          UNEARNED         RECEIVABLE                          CURRENCY          HOLDERS'
                                        STOCK-BASED           FROM          ACCUMULATED       TRANSLATION        EQUITY /
                                        COMPENSATION      STOCKHOLDERS         DEFICIT        ADJUSTMENTS       (DEFICIT)
                                        ------------      ------------         -------        -----------       ---------
Balances at June 30, 1997               $(107,250)        $  (200,100)      $(10,160,862)       $119,856      $   326,381

Proceeds from private placement                                                                                 1,078,239
Conversion of preferred stock to                                                                                        -
  common stock
Exercise of warrants                                                                                                  750
Payment of dividend in preferred stock                                                                            797,377
Compensation related to stock options     107,250                                                                 477,943
  and warrants
Preferred dividend payable                                                      (256,966)                        (256,966)
Translation adjustment                                                                            31,423           31,423
Net loss for the year                                                         (2,510,802)                      (2,510,802)
                                        -----------------------------------------------------------------    -------------
Balances at June 30, 1998                       -            (200,100)       (12,928,630)        151,279          (55,655)

Preference dividend payable in                                                                                     55,804
  common stock
Proceeds from private placements                                                                                2,507,342
Conversion of preferred stock to                                                                                        -
  common stock
Exercise of options and warrants                              (40,000)
Cancellation of stock note                                    200,100                                                   -
Translation adjustment                                                                           (70,385)         (70,385)
Net loss for the nine month period                                            (1,491,779)                      (1,491,779)
                                        ----------------------------------------------------------------------------------
Balance at March 31, 1999                       -             (40,000)      $(14,420,409)         80,894          945,327

Proceeds from private placement                                                                                 7,282,331
Conversion of preferred stock to                                                                                        -
  common stock
Exercise of options and warrants                                                                                  991,942
Warrants issued to strategic partners    (496,125)                                                                      -
Amortization of stock-based               276,870                                                                 276,870
  compensation
Payment of stock note                                          40,000                                              40,000
Translation adjustment                                                                             6,595            6,595
Net loss for the year                                                         (4,518,177)                      (4,518,177)
                                        ----------------------------------------------------------------------------------
Balance at March 31, 2000               $(219,255)        $         -       $(18,938,586)       $ 87,489      $ 5,024,888
                                        =================================================================    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Twelve Months          Nine Months       Twelve Months
                                                                           Ended                 Ended              Ended
                                                                         March 31,             March 31,          June 30,
                                                                           2000                  1999               1998
                                                                      ---------------        -------------     ---------------
Cash flows from operating activities:
Net loss                                                                 $(4,518,177)        $(1,491,779)       $(2,510,802)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization expense                                   125,945              81,549             63,536
     Unrealized foreign exchange (gain) loss                                   6,278             (64,329)            39,532
     Loss on retirement of fixed assets                                        9,177               4,809             86,424
     Amortization of stock-based compensation                                276,870                   -            477,943
     Changes in operating assets and liabilities:
          Accounts receivable                                               (131,998)            (18,848)           (51,132)
          Other assets                                                      (126,585)             13,337             13,668
          Accounts payable and accrued liabilities                           681,417            (173,772)           131,643
          Deferred revenue and other                                         254,806             (29,080)            43,007
                                                                         -----------         -----------        -----------
               Net cash used in operating activities                      (3,422,267)         (1,678,113)        (1,706,181)
                                                                         -----------         -----------        -----------

Cash flows from investing activities:
     Purchases of fixed assets                                              (325,299)            (22,773)          (180,406)
     Proceeds from retirement of fixed assets                                      -                   -             23,818
     Purchases of short-term investments                                  (3,926,726)                  -                  -
     Maturities of short-term investments                                  1,971,686                   -                  -
                                                                         -----------         -----------        -----------
          Net cash used in investing activities                           (2,280,339)            (22,773)          (156,588)
                                                                         -----------         -----------        -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                7,282,331           2,507,342          1,078,239
     Proceeds from exercise of options and warrants                        1,031,942                   -                750
     Payments on capital lease                                                (8,502)             (6,690)            (9,098)
                                                                         -----------         -----------        -----------
          Net cash provided by financing activities                        8,305,771           2,500,652          1,069,891
                                                                         -----------         -----------        -----------

Effect of exchange rate changes on cash                                          317              (6,056)            (8,109)
                                                                         -----------         -----------        -----------
          Net increase (decrease) in cash and cash equivalents             2,603,482             793,710           (800,987)

Cash and cash equivalents, beginning of the period                         1,266,880             473,170          1,274,157

                                                                         -----------         -----------        -----------
Cash and cash equivalents, end of the period                             $ 3,870,362         $ 1,266,880        $   473,170
                                                                         ===========         ===========        ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                            $     1,499         $     1,573        $     4,153
     Cash paid during the period for taxes                                     6,222                 800                800
Non-cash financing transactions:
     Conversion of preference dividend payable to common stock                     -              55,804            797,377
     Issuance of note receivable for exercise of employee stock                    -              40,000                  -
         option
     Cancellation of common stock subscription receivable                          -             200,100                  -

  The accompanying notes are an integral part of these consolidated financial statements.

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS

SourcingLink.net, Inc. ("the Company") was incorporated in 1994 as a Delaware corporation, and maintains its office in San Diego, California. The Company owns all of the outstanding shares of its subsidiary, QCS Development Company S.A. in France (the "French Subsidiary"). The Company has no other subsidiaries. The Company changed its name from QCS.net Corporation in 1999.

The Company has developed an Internet-based turnkey solution for business-to-business eCommerce that enables retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities with their merchandise suppliers around the globe. For merchandise suppliers, the solution provides a sales tool and forms for the electronic exchange of company and product information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR:

The Company has changed its fiscal year end from June 30th, to March 31st effective April 1, 1999. Amounts for the nine month period ended March 31, 1999 are defined as Fiscal 1999. Amounts for the twelve months ended March 31, 2000 and June 30, 1998 are defined as Fiscal 2000 and Fiscal 1998, respectively.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of SourcingLink.net, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split of the Company's common stock in August 1999.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of highly liquid instruments with an original or remaining maturity of 90 days or less at the date of purchase.

SHORT-TERM INVESTMENTS:

Short-term investments consist of corporate debt securities. These debt securities are classified as available for sale and are carried at fair value, based upon quoted market prices. Unrealized gains and losses, if material, are reported as a separate component in stockholders' equity (deficit). Realized gains and losses on sales of such investments are reported in the consolidated statements of operations using the specific identification cost method.

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

REVENUE RECOGNITION:

The Company's revenues are generated from fees for access to and use of the Company's network application solutions, and for consulting services performed that are related to the application solutions. These fees include initial registration fees, fixed monthly or annual subscription fees or "pay-as-you-go" transactional fees. In April 1999, the Company suspended the pay-as-you-go payment option for new subscribers, and in December 1999 the pay-as-you-go option was eliminated for all subscribers. Network revenues are recognized as the application services are provided. Revenues from consulting services are recognized at the time the service is performed and accepted by the customer.

PRODUCT DEVELOPMENT:

All application development expenditures are expensed as incurred. Software development costs are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under Statement No. 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. In Fiscal 2000 and 1999, no software development costs were capitalized, as the costs incurred between technological feasibility and general release were not significant. In Fiscal 1998, the Company capitalized $141,132 of external costs associated with the development of its Internet product. These capitalized costs are being amortized on the straight-line basis over the estimated life of the products or the ratio of current revenue to the total of current and anticipated future revenue, whichever amortization expense is greater.

EMPLOYEE STOCK PLANS:

The Company complies with the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25. Under APB No. 25 compensation cost is based on the difference, if any, between the fair market value of the Company's stock and the exercise price on the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FASB Statement No. 123 and Emerging Issues Task Force No. 96-18.

INCOME TAXES:

The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities.

CONCENTRATION OF CREDIT RISK:

The Company performs ongoing credit evaluations of its customers, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. Financial instruments that are potentially subject to a concentration of credit risk for the Company consist of cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with financial institutions in the United States. Short-term investments are placed through an investment advisor in highly liquid, high-credit-quality commercial paper. One customer represented 85% of accounts receivable at March 31, 2000, and three customers represented 52%, 25% and 14% of accounts receivable at March 31, 1999.

NET LOSS PER SHARE:

Basic earnings or loss per share is computed by dividing the income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants for all periods.

FOREIGN CURRENCY TRANSLATION:

Assets and liabilities of the foreign subsidiary were translated into U.S. dollars at year-end exchange rates. Revenue and expenses have been translated at average exchange rates during the year. The local currency is considered to be the functional currency for the Company's foreign subsidiary. Accordingly, currency translation adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income (expense) in the determination of net loss.

COMPREHENSIVE LOSS:

For the periods of Fiscal 2000, 1999 and 1998, the comprehensive loss was $4,511,582, $1,562,164, and $2,479,379, respectively. The principal difference between comprehensive loss and net loss is the inclusion of cumulative foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance for determining whether computer software is internal-use software and for accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold. SOP 98-1, which is effective for the year ended March 31, 2000, also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The effective date of SAB 101 for the Company is the first quarter of fiscal 2001. The Company believes that the adoption of SAB 101 will not have a material effect on the consolidated financial statements.

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


RECLASSIFICATIONS:

Certain reclassifications have been made to prior year accounts to conform to current year presentation.

3.  BALANCE SHEET DETAIL

 PROPERTY AND EQUIPMENT:

                                                                         March 31,
                                                          ----------------------------------------
                                                                2000                   1999
                                                          -----------------      -----------------
Furniture and equipment                                     $    371,428           $    158,145
Computer software                                                186,219                159,727
Leasehold improvements                                            38,204                 10,559
                                                          -----------------      -----------------
                                                                 595,851                328,431
Less accumulated depreciation and amortization                  (220,388)              (143,145)
                                                          -----------------      -----------------
                                                            $    375,463           $    185,286
                                                          =================      =================

Depreciation and amortization expense for property and equipment was $125,945 for Fiscal 2000, $81,549 for the nine months of Fiscal 1999, and $63,536 for Fiscal 1998.

Assets acquired under capital lease arrangements included in property and equipment above are as follows:

                                                                         March 31,
                                                          ---------------------------------------
                                                                2000                   1999
                                                          -----------------      -----------------
Furniture and equipment                                     $     21,593           $    21,593
Less accumulated amortization                                    (21,593)              (14,395)
                                                          -----------------      -----------------
                                                            $      -               $     7,198
                                                          =================      =================

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                         March 31,
                                                          ----------------------------------------
                                                                2000                   1999
                                                          -----------------      -----------------
Accounts payable                                            $   436,304            $   207,303
Payroll and related taxes                                       479,909                 98,594
Accrued legal and audit expenses                                207,518                 98,829
Other accrued expenses                                          264,807                302,395
                                                          -----------------      -----------------
                                                            $ 1,388,538            $   707,121
                                                          =================      =================

4.  STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS:

In August 1999, the Company issued 1,257,970 shares of common stock in a private placement, primarily to institutional investors, at a price of $6.40 per share for net proceeds of $7,282,331.

In December 1998, the Company issued 326,087 equity "Units" at $4.60 per unit. Each such unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $7.00. The Company received net proceeds of $1,445,337. The warrants were exercisable immediately and expire in December 2002.

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 1998, the Company issued 233,333 equity "Units" at $3.00 per unit. Each such unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $4.00. The Company received net proceeds of $682,500. The warrants were exercisable immediately and expire in November 2001.

In September 1998, the Company issued 69,023 shares of common stock in a private placement at a price of $5.50 per share for net proceeds of $379,505.

In June 1998, the Company issued 317,626 shares of common stock in a private placement at prices ranging from $3.00 to $5.50 per share for net proceeds of $1,078,239.

PREFERRED STOCK:

The Company issued 4,368,937 shares of Series A convertible preferred stock ("Series A preferred stock") on November 11, 1994 for proceeds of approximately $4.5 million. The holders of Series A preferred stock were initially entitled to receive dividends at 5% per annum on the original issue price of $1.03 per share. Effective June 30, 1998, the Company completed an agreement with the then current Series A preferred stockholders to restructure the Series A dividend. The Company and Series A preferred stockholders agreed to eliminate future dividends on the Series A preferred stock and to issue additional shares of preferred stock in satisfaction of the accrued dividend payable at that date. These additional shares have the same voting and other rights as the Series A preferred stock.

At the June 30, 1998 conversion date, the accrued dividend for the Series A preferred stockholders was $797,377. The Company issued 660,681 shares of preferred stock in payment of that accrued preferred dividend under an agreed upon formula. In September 1998, the Company issued 11,068 shares of common stock to a Series A preferred shareholder whose shares had been converted to common stock as payment of the dividend accrued prior to such conversion. The remaining dividend accrued but unpaid is $9,247.

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Series A preferred stock shall be paid $1.03 per share before any payment shall be made to holders of any other class or series of stock. If upon liquidation, dissolution or winding up the Company, the assets to be distributed to the holders of the Series A preferred stock are insufficient to permit payment to such stockholders of the full preferential amounts, then the assets of the Company shall be distributed to such holders of the Series A preferred stock pro rata, so that each holder receives that portion of assets available for distribution as the liquidation preference payment amounts of the shares of Series A preferred stock held by such holders bear to the aggregate liquidation preference payment amounts for all shares of Series A preferred stock then outstanding.

Each holder of Series A preferred stock has the right to convert the Series A preferred stock at any time into common shares of the Company at a ratio of four shares of preferred stock for one common share. Unless earlier converted, the Series A preferred stock will automatically convert into common stock upon the earlier of (i) the effective date of a registration pertaining to, and subject to the consummation of, an underwritten public offering of the Company's common stock at a price of at least $5.00 per share and, (ii) the first business day following the occurrence of the last of the three following events: (a) the completion of a 36 month period commencing on the closing date, (b) the completion of six consecutive quarters of sustained profitability of the Company, and (c) the completion of a 30 consecutive day period during which the low bid for the Company's common stock shall have been in excess of $5.00.

During Fiscal 2000, 1999, and 1998, 3,569,952, 864,079 and 349,516 shares of preferred stock were converted to common stock, respectively.

WARRANTS:

Warrants to purchase 175,000 shares of common stock were issued to three strategic partner companies during Fiscal 2000, of which a fully vested warrant to purchase 10,000 shares of common stock at $6.19 per share is

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


exercisable until October 22, 2004, and a fully vested warrant to purchase 15,000 shares of common stock at $27.06 per share is exercisable until January 4, 2005. The remaining warrant, for the purchase of 150,000 shares of common stock, was cancelled shortly after its issuance.

During August 1999, the Company issued a warrant for 50,319 shares of common stock, at a price of $6.40 per share as a part of a private placement. The warrant is exercisable at any time until August 10, 2004.

During December 1998, the Company issued warrants for 326,087 shares of common stock, at a price of $7.00 per share as a part of a private placement. The warrants are exercisable until December 1, 2002.

During November 1998, the Company issued warrants for 233,333 shares of common stock, at a price of $4.00 per share as a part of a private placement. The warrants are exercisable at any time until November 13, 2001.

Warrants for 41,085 shares of common stock were issued during Fiscal 1999, of which a warrant to purchase 37,500 shares of common stock at $3.48 per share is exercisable until February 3, 2002, and warrants to purchase 3,585 shares of common stock at prices ranging from $4.56 to $26.60 per share are exercisable until April 2002.

During March 1998, the Company issued a warrant for 5,250 shares of common stock, at a price of $3.00 per share. The warrant is exercisable at any time until February 23, 2001.

During March 1998, the Company issued warrants for 202,500 shares of common stock, at a price of $4.00 per share. The warrants are exercisable until March 6, 2002.

The warrants issued in Fiscal 2000 were valued using the Black-Scholes model, while warrants issued in prior years were valued using the Noreen-Woolfson model. A portion of the warrants issued in Fiscal 2000 and substantially all of the warrants issued in Fiscal 1999 were in connection with the Company's private placements; accordingly, these warrants were treated as a cost of the financings. Certain warrants issued in Fiscal 2000 and Fiscal 1998 related to sales, marketing and administrative matters. Expense recognized for the amortization of these warrant costs in Fiscal 2000 and Fiscal 1998 was $276,870 and $370,693, respectively. At March 31, 2000, warrants for 768,824 shares of common stock were outstanding.

5. STOCK OPTION PLANS

In 1999, 1997 and 1995, respectively, the Board of Directors adopted the 1999 Stock Option Plan, the 1997 Stock Option Plan and the Stock Option Plan ("the Plans") for employees, directors and others. A total of 250,000, 1,000,000 and 225,000 shares of common stock were authorized under the 1999 Stock Option Plan, the 1997 Stock Option Plan and the Stock Option Plan, respectively. Options may be granted at an exercise price of not less than 85% of the fair market value of the common stock at the date of grant, and are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under the Plans generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unvested options are canceled 90 days after termination of employment and become available under the Plans.

                            SOURCINGLINK.net, INC.
                         (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)


Activity under the Plans for Fiscal 2000, 1999, and 1998 is as follows:

                                                                         Options Outstanding
                                                        ------------------------------------------------------
                                       Shares                                    Price             Aggregate
                                      Available           Shares               Per Share        Exercise Price
                                      ---------           ------               ---------        --------------
Balances at June 30, 1997               257,981            662,019        $0.60    - $12.52       $ 4,528,865
      Options granted                   (91,500)            91,500              $2.80                 256,200
      Options canceled                    7,000             (7,000)       $3.00    - $12.00           (77,250)
                                      ---------         ----------                              -------------
Balances at June 30, 1998               173,481            746,519        $0.60    - $12.52         4,707,815
      Shares authorized                 250,000
      Options granted                  (304,750)           304,750        $3.876   - $16.00         3,600,171
      Options exercised                                    (10,000)             $4.00                 (40,000)
      Options canceled                  145,000           (145,000)       $2.00    - $12.00          (690,600)
                                      ---------         ----------                              -------------
Balances at March, 31, 1999             263,731            896,269        $0.60    - $16.00         7,577,386
      Shares authorized                 250,000
      Options granted                  (503,750)           503,750        $6.125   - $34.00         3,401,817
      Options exercised                                   (125,401)       $2.80    - $12.00          (631,490)
      Options canceled                  427,493           (427,493)       $2.80    - $34.00        (3,644,740)
                                      ---------         ----------                              -------------
Balances at March 31, 2000              437,474            847,125        $0.60    - $27.062      $ 6,702,973
                                      =========         ==========                              =============

The following table summarizes information with respect to stock options outstanding at March 31, 2000:

                                          Options Outstanding                             Options Exercisable
                       ---------------------------------------------------------  -----------------------------------
                                                 Weighted
                                                 Average             Weighted                           Weighted
       Range of             Number              Remaining             Average          Number            Average
       Exercise         Outstanding at         Contractual          Exercise             at             Exercise
         Price          March 31, 2000         Life (years)           Price        March 31, 2000         Price
---------------------- ----------------- -----------------------  --------------  ------------------ ----------------
           $0.60             75,000               3.76               $    0.600          75,000          $0.600
$2.80   -  $4.00             91,000               7.73               $    3.785          68,157          $3.763
$6.125  -  $8.25            482,875               9.33               $    6.470          50,781          $6.400
$12.00  -  $16.00           194,250               8.92               $   15.871          53,625         $15.533
$25.00  -  $27.062            4,000               9.94               $   26.547            -                -
                       -----------------                                          ------------------
                            847,125               8.57               $    7.912         247,563          $5.895
                       =================                                          ==================

At March 31, 1999, options to purchase 561,561 shares of common stock were exercisable at a weighted average exercise price of $6.92.

For certain options granted, the Company recognized compensation expense of $107,250 in Fiscal 1998 for the excess of the fair value of the common stock issuable upon exercise of such options over the aggregate exercise price at the date of grant. The compensation expense was charged to operations as the options vested.

The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement No. 123. Had compensation cost for the Plans been determined based on the fair market value at the grant date for the options granted in Fiscal 2000, 1999 and 1998, consistent with the provisions of Statement No. 123, the Company's net loss for such years would have been increased to the pro forma amounts indicated below:

                            SOURCINGLINK.net, INC.
                         (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)

                                                 Twelve Months      Nine Months Ended      Twelve Months
                                                     Ended              March 31,              Ended
                                                   March 31,                                 June 30,
                                                      2000                1999                 1998
                                                 -------------      -----------------      -------------
Net loss as attributed to common stockholders     $  4,518,177          $   1,491,779       $  2,767,768
- as reported
                                                 =============      =================      =============

Net loss as attributed to common stockholders     $  5,886,678          $   1,724,905       $  2,868,733
- pro forma
                                                 =============      =================      =============

Loss per share - as reported                      $      (0.67)         $       (0.30)      $      (0.63)
                                                 =============      =================      =============

Loss per share - pro forma                        $      (0.87)         $       (0.34)      $      (0.65)
                                                 =============      =================      =============

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years because additional option grants in future years are anticipated.

The aggregate fair values of options granted ranged from $5.39 to $23.83 in Fiscal 2000, from $3.08 to $12.76 in Fiscal 1999, and was $2.24 Fiscal 1998. The fair value of option grants for the Plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                    2000           1999           1998
                                 ----------     ---------      ----------
 Risk-free interest rate            6.18%         4.74%           6.06%
 Expected life                      5 years       4 years         5 years
 Expected volatility                 132%          122%             84%
 Expected dividend yield             0.0%          0.0%            0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a single measure of the fair value of its employee stock options.

6.  INCOME TAXES

The Company has paid no income tax to date other than Delaware and California minimum franchise tax due to net operating losses incurred. Deferred tax assets arise from both net operating loss carryforwards and differences between the timing of deductions for tax purposes and expense for financial accounting purposes. The components of deferred tax assets consist of the following at:

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                    March 31,               March 31,            June 30,
                                                      2000                   1999                 1998
                                                  ------------           ------------          -----------
Miscellaneous accruals                            $    108,500           $     56,917          $   138,559
Provision for doubtful accounts receivable               9,700                 14,048                2,018
Set up costs and product development
     expenditures                                      257,000                163,480              106,589
Compensation related to stock options
     granted                                           190,500                190,507              190,508
Net operating loss carryforwards                     5,900,000              4,216,102            3,532,888
                                                  ------------           ------------          -----------
Total deferred tax asset                             6,465,700              4,641,054            3,970,562

Valuation allowance                                 (6,465,700)            (4,641,054)          (3,970,562)
                                                  ------------           ------------          -----------
     Net deferred tax asset                       $     -                $     -               $    -
                                                  ============           ============          ===========

A valuation allowance is provided due to the uncertainty surrounding the realization of the deferred tax assets in view of the Company's not having achieved profitable operations.

Net operating losses of the French Subsidiary which are available for offset against future taxable income of the French Subsidiary amount to approximately $3.5 million, and expire between 2000 and 2003.

U.S. net operating losses which are available for offset against future taxable income in the U.S. amount to approximately $11.5 million, and expire between 2011 and 2020.

The difference between the statutory U.S. federal income tax rate on loss before income taxes and the Company's effective tax rate is summarized as follows for Fiscal 2000, 1999 and 1998:

                                  Twelve Months                  Nine Months                  Twelve Months
                                      Ended                         Ended                         Ended
                                    March 31,                     March 31,                      June 30,
                                      2000              %            1999            %             1998           %
                                 --------------     --------     -------------   ----------    ------------    -------
Net loss                         $   (4,518,177)                  $ (1,491,779)                 $(2,510,802)
                                 ==============                  =============                 ============

Federal tax at statutory rate        (1,581,362)      35.0%           (522,123)      35.0%         (853,673)      34.0%

State and foreign taxes                (219,622)       4.9%           (205,664)      13.8%         (199,412)       7.9%

Other                                   (23,662)       0.5%             57,295       (3.8%)         (40,245)       1.6%

Increase in valuation
   allowance                          1,824,646      (40.4%)           670,492      (45.0%)       1,093,330      (43.5%)
                                 --------------     ------       -------------   ----------    ------------    -------
Total provision                  $        -            -          $       -            -        $     -            -
                                 ==============     ======       =============   ==========    ============    =======

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   COMMITMENTS

OPERATING LEASE OBLIGATIONS:

The Company leases its offices and certain equipment under operating lease agreements expiring in future years. These agreements require the Company to pay taxes, insurance, and maintenance expenses. Rental expense was approximately $162,000, $56,000, and $174,000 for the twelve months of Fiscal 2000, the nine months of Fiscal 1999 and the twelve months of Fiscal 1998, respectively.

The annual minimum rental commitments under all non-cancelable operating lease arrangements at March 31, 2000 are as follows:

Fiscal year ending March 31,
      2001                                       $ 216,000
      2002                                         215,000
      2003                                          91,000
                                                 ---------
                                                 $ 522,000
                                                 =========

8.   EARNINGS PER SHARE

Reconciliation of the numerator and denominator of both basic and diluted loss per share is as follows for Fiscal 2000, 1999 and 1998:

                                                            Twelve Months         Nine Months          Twelve Months
                                                                Ended               Ended                 Ended
                                                              March 31,            March 31,             June 30,
                                                                 2000                1999                  1998
                                                           --------------        -------------         -------------
Basic and diluted:
     Weighted average shares outstanding                        6,766,008            5,048,313             4,384,955
                                                           --------------        -------------         -------------

     Shares used in calculating per share amounts               6,766,008            5,048,313             4,384,955
                                                           --------------        -------------         -------------

     Net loss attributed to common stockholders             $   4,518,177        $   1,491,779         $   2,767,768
                                                           ==============        =============         =============

     Net loss per share attributed to common stockholders  $        (0.67)       $       (0.30)        $       (0.63)
                                                           ==============        =============         =============

At March 31, 2000 the Company had 847,125 options and 768,824 warrants outstanding to purchase shares of common stock compared to 896,269 options and 844,663 warrants outstanding at March 31, 1999. At June 30, 1998 the Company had 746,519 options and 316,975 warrants outstanding. These were not included in the computation of diluted earnings per share because inclusion of the options and warrants was anti-dilutive.

9.   BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS AND MAJOR CUSTOMERS

The Company operates in a single industry segment and sells its applications and services primarily to the retail industry and its merchandise suppliers. The Company markets its applications and services in the U.S. and foreign countries (mainly in Europe and Asia) through its sales organization.

The geographical distribution of the revenues and operating loss for Fiscal 2000, 1999 and 1998 is as follows:

                             SOURCINGLINK.net, INC
                        (formely QCS. net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                  Revenues
                             -------------------------------------------------
                             Twelve Months      Nine Months      Twelve Months
                                 Ended             Ended             Ended
                               March 31,         March 31,          June 30,
                                  2000              1999              1998
                             -------------      -----------      -------------

North and South America      $     320,454      $   172,418      $   145,695
Europe / Africa                    381,315          336,508          428,257
Asia / Pacific Rim                 291,631          232,071          318,240
                             -------------      -----------      -------------
                             $     993,400      $   740,997      $   892,192
                             =============      ===========      =============


                                                   Operating Loss
                             -------------------------------------------------
                             Twelve Months       Nine Months     Twelve Months
                                 Ended              Ended             Ended
                                March 31,          March 31,         June 30,
                                  2000               1999             1998
                             -------------      ------------     -------------

North and South America      $  (4,828,475)     $(1,432,015)     $(2,028,824)
Europe / Africa                     64,443          (76,349)        (277,198)
Asia / Pacific Rim                  18,682          (63,271)        (179,051)
                              -------------      -----------      -----------
                              $ (4,745,350)     $(1,571,635)     $(2,485,073)
                              =============      ===========      ===========

There were two customers representing 61% and 13% of revenues in Fiscal 2000, two customers representing 51% and 35% of revenues in Fiscal 1999, and two customers representing 48% and 24% of revenues in Fiscal 1998.

10.  CONTINGENCIES

The Company is subject to a number of claims arising out of the conduct of its business. The Company believes that the results of the claims will not have a materially adverse effect on the Company's financial condition.

11.   TRANSITION PERIOD COMPARATIVE DATA

The accompanying statements of operations and cash flows for the twelve months ended March 31, 1999 and the nine months ended March 31, 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the period.

                             SOURCINGLINK.net, INC
                        (formely QCS. net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents financial information for the twelve months ended March 31, 2000 and 1999.
                                              Twelve Months Ended March 31,
                                              -----------------------------
                                                  2000            1999
                                              ------------    -----------
                                                              (unaudited)
Revenue:
       Network                                 $   794,777    $   622,303
       Consulting                                  198,623        365,915
                                               -----------    -----------
                                                   993,400        988,218
Cost of revenue:
       Network                                     575,541        259,491
       Consulting                                  148,873        365,915
                                               -----------    -----------
                                                   724,414        625,406

Gross profit                                       268,986        362,812

Operating expenses:
       Selling, general and administrative       3,556,195      1,865,444
       Product development                       1,181,271        604,985
       Stock-based compensation                    276,870        370,693
                                               -----------    -----------
Total operating expenses                         5,014,336      2,841,122

Operating loss                                  (4,745,350)    (2,478,310)

Other income (expense), net                        (15,632)        82,770
Interest income                                    242,805         18,934
                                               -----------    -----------
Net loss                                        (4,518,177)    (2,376,606)

Preferred dividend                                   -            (68,463)
                                               -----------    -----------
Net loss attributed to common stockholders     $(4,518,177)   $(2,445,069)
                                               ===========    ===========

Net loss per common share (basic and diluted)  $     (0.67)   $     (0.50)
                                               ===========    ===========

Weighted average number of shares used
in per share calculation (basic and diluted)     6,766,008      4,934,207
                                               ===========    ===========

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents cash flow information for the twelve months ended March 31, 2000 and 1999.

                                                                               Twelve Months Ended March 31,
                                                                        ------------------------------------------
                                                                                   2000                  1999
                                                                        -------------------      -----------------
Cash flows from operating activities:                                                                   (unaudited)
     Net loss                                                         $          (4,518,177)   $        (2,376,606)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                                          125,945                 94,282
     Unrealized foreign exchange (gain) loss                                          6,278                (89,313)
     Loss on retirement of fixed assets                                               9,177                 76,052
     Amortization of stock-based compensation                                       276,870                370,693
     Changes in operating assets and liabilities:
        Accounts receivable                                                        (131,998)                27,981
        Other assets                                                               (126,585)                 2,101
        Accounts payable and accrued liabilities                                    681,417                (83,877)
        Deferred revenue and other                                                  254,806                (27,655)
                                                                        -------------------      -----------------
             Net cash used in operating activities                               (3,422,267)            (2,006,342)
                                                                        -------------------      -----------------

Cash flows from investing activities:

     Purchases of fixed assets                                                     (325,299)              (159,145)
     Proceeds from retirement of fixed assets                                             -                  4,413
     Purchases of short-term investments                                         (3,926,726)                     -
     Maturities of short-term investments                                         1,971,686                      -
                                                                        -------------------      -----------------
             Net cash used in investing activities                               (2,280,339)              (154,732)
                                                                        -------------------      -----------------

Cash flows from financing activities:
        Proceeds from issuance of common stock                                    7,282,331              2,973,996
        Proceeds from exercise of options and warrants                            1,031,942                      -
        Payments on capital lease                                                    (8,502)                (9,085)
                                                                        -------------------      -----------------
             Net cash provided by financing activities                            8,305,771              2,964,911
                                                                        -------------------      -----------------

Effect of exchange rate changes on cash                                                 317                (12,102)
                                                                        -------------------      -----------------
             Net increase (decrease) in cash and cash equivalents                 2,603,482                791,735

Cash and cash equivalents, beginning of the period                                1,266,880                475,145

                                                                        -------------------      -----------------
Cash and cash equivalents, end of the period                          $           3,870,362    $         1,266,880
                                                                        ===================      =================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                         $               1,499    $             2,417
     Cash paid during the period for taxes                                            6,222                    800
Non-cash financing transactions:
     Conversion of preference dividend payable to common stock                            -                793,965
     Issuance of note receivable for exercise of employee stock option                    -                 40,000
     Cancellation of common stock subscription receivable                                 -                200,100

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents financial information for the nine months ended March 31, 1999 and 1998.

                                                                    Nine Months Ended March 31,
                                                          ---------------------------------------------
                                                                 1999                         1998
                                                          ------------------           ----------------
                                                                                             (unaudited)
Revenue:
     Network                                           $             480,082        $           539,971
     Consulting                                                      260,915                    105,000
                                                          ------------------           ----------------
                                                                     740,997                    644,971

Cost of revenue:
     Network                                                         201,032                    356,357
     Consulting                                                      260,915                    105,000
                                                          ------------------           ----------------
                                                                     461,947                    461,357

Gross profit                                                         279,050                    183,614

Operating expenses:
     Selling, general and administrative                           1,371,269                  1,480,103
     Product development                                             479,416                    281,910
                                                          ------------------           ----------------
Total operating expenses                                           1,850,685                  1,762,013

Operating loss                                                    (1,571,635)                (1,578,399)

Other income (expense), net                                           62,056                    (65,146)
Interest income                                                       17,800                     17,570
                                                          ------------------           ----------------
Net loss                                                          (1,491,779)                (1,625,975)

Preferred dividend                                                         -                   (188,503)
                                                          ------------------           ----------------
Net loss attributed to common stockholders             $          (1,491,779)       $        (1,814,478)
                                                          ==================           ================

Net loss per common share (basic and diluted)          $               (0.30)       $             (0.42)
                                                          ==================           ================

Weighted average number of shares used
in per share calculation (basic and diluted)                       5,048,313                  4,316,229
                                                          ==================           ================

                            SOURCINGLINK.net, INC.
                        (formerly QCS.net Corporation)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table presents cash flow information for the nine months ended March 31, 1999 and 1998.

                                                                                Nine months ended March 31,
                                                                        -----------------------------------------
                                                                              1999                      1998
                                                                        ----------------         ----------------
                                                                                                       (unaudited)
Cash flows from operating activities:
     Net loss                                                         $       (1,491,779)      $       (1,625,975)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                                        81,549                   50,803
     Unrealized foreign exchange (gain) loss                                     (64,329)                  64,516
     Loss on retirement of fixed assets                                            4,809                   15,181
     Compensation related to stock options                                             -                  107,250
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (18,848)                 (97,961)
        Other assets                                                              13,337                   24,904
        Accounts payable                                                        (137,133)                  86,931
        Accrued and other liabilities                                            (65,719)                  (3,601)
                                                                        ----------------         ----------------
             Net cash used in operating activities                            (1,678,113)              (1,377,952)
                                                                        ----------------         ----------------

Cash flows from investing activities:
     Purchases of fixed assets                                                   (22,773)                 (44,034)
     Proceeds from retirement of fixed assets                                          -                   19,405
                                                                        ----------------         ----------------
             Net cash used in investing activities                               (22,773)                 (24,629)
                                                                        ----------------         ----------------

Cash flows from financing activities:
        Proceeds from issuance of common stock                                 2,507,342                  611,585
        Proceeds from exercise of stock options                                        -                      750
        Payments on capital lease                                                 (6,690)                  (6,703)
                                                                        ----------------         ----------------
             Net cash provided by financing activities                         2,500,652                  605,632
                                                                        ----------------         ----------------

Effect of exchange rate changes on cash                                           (6,056)                  (2,063)
                                                                        ----------------         ----------------
             Net increase (decrease) in cash and cash equivalents                793,710                 (799,012)

Cash and cash equivalents, beginning of the period                               473,170                1,274,157
                                                                        ----------------         ----------------
Cash and cash equivalents, end of the period                          $        1,266,880       $          475,145
                                                                        ================         ================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                         $            1,573       $            3,225
     Cash paid during the period for taxes                                           800                        -
Non-cash financing transactions:
     Conversion of preference dividend payable to common stock                   55,804                         -
     Issuance of note receivable for exercise of employee stock option           40,000                         -
     Cancellation of common stock subscription receivable                       200,100                         -

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of SourcingLink.net, Inc. (formerly QCS.net Corporation):

Our audits of the consolidated financial statements referred to in our report dated May 17, 2000 appearing in the March 31, 2000 Annual Report to Shareholders of SourcingLink.net, Inc. (formerly QCS.net Corporation) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







San Jose, California                               PricewaterhouseCoopers LLP
May 17, 2000

                         FINANCIAL STATEMENT SCHEDULE
                    REQUIRED RULE BY 5-04 OF REGULATION S-X


                                  SCHEDULE II
                     VALUATION AND QUALIFICATION ACCOUNTS


                                                             ADDITIONS
                                                -----------------------------------
                                BALANCE AT        CHARGED TO       CHARGED                         BALANCE AT
                                 BEGINNING        COSTS AND        TO OTHER                          END OF
        DESCRIPTION              OF PERIOD        EXPENSES         ACCOUNTS        DEDUCTIONS        PERIOD
        -----------              ---------        --------         --------        ----------        ------
Fiscal year ended
March 31, 2000
Provision for doubtful
    accounts receivable         $   35,121       $    10,002              -       $   (20,846)    $    24,277

Deferred tax valuation
    allowance                    4,641,054                 -    $ 1,824,646                 -       6,465,700

Fiscal year ended
March 31, 1999
(nine-month period)

Provision for doubtful
   accounts receivable              29,657            15,000              -            (9,536)         35,121

Deferred tax valuation
   allowance                     3,970,562                 -        670,492                 -       4,641,054

                                 EXHIBIT INDEX


EXHIBIT     DESCRIPTION
-------     -----------

3.1 Amended and Restated Certificate of Incorporation of SourcingLink, as filed July 20, 1999 (incorporated by reference to Exhibit C to SourcingLink's definitive proxy materials filed with the Commission on June 17, 1999 - the "1999 Proxy Statement").

3.2 Bylaws (incorporated herein by reference to Exhibit 28(viii) to Form 8-K filed November 22, 1994).

4.1 Series A Convertible Preferred Stock Purchase Agreement by and between SourcingLink.net and the Series A Purchasers (incorporated herein by reference to Exhibit 28(i) to Form 8-K filed on November 22, 1994).

4.2 Registration Rights Agreement by and between SourcingLink.net and the Series A Purchasers (incorporated herein by reference to Exhibit 28(ii) to Form 8-K filed on November 22, 1994).

4.3 Shareholders' Agreement by and between SourcingLink.net and the Series A Purchasers (incorporated herein by reference to Exhibit 28(vi) to Form 8-K filed on November 22, 1994).

4.4 Class U Warrant to Purchase common stock by and between SourcingLink.net and the Series A Purchasers (incorporated herein by reference to Exhibit 28(iii) to Form 8-K filed on November 22, 1994).

4.5 Amendment No. 1 to Series A Convertible Preferred Stock Purchase Agreement by and between SourcingLink.net and the Series A Purchasers (incorporated herein by reference to Exhibit 4.7 to Form 10-KSB filed June 22, 1999).

4.6 Amended and Restated Shareholders' Agreement by and between Sourcinglink.Net and the Series A Purchasers (incorporated herein by reference to Exhibit 4.8 to Form 10-KSB filed June 22, 1999).

4.7 Amended and Restated Class U Warrant to Purchase common stock by and between SourcingLink.net and the Series A Purchasers (incorporated herein by reference to Exhibit 4.9 to Form 10-KSB filed June 22, 1999).

10.1 Engagement Letter for consulting services from SourcingLink.net to Het Goede Paard dated August 30, 1997 (incorporated herein by reference to
       Exhibit 10.1 to Form 10-KSB filed June 22, 1999).*

10.2 Consulting Agreement by and between SourcingLink.net and L.A. Delmonico Consulting, Inc. dated May 1, 1998 (incorporated herein by reference to
       Exhibit 10.2 to Form 10-KSB filed June 22, 1999).*

10.3 Employment Agreement by and between SourcingLink.net and Sean Maloy dated January 29, 1999 (incorporated herein by reference to Exhibit 10.3 to Form 10-KSB filed June 22, 1999).*

10.4 Employment Agreement by and among SourcingLink.net and Gary Davidson dated April 30, 1999 (incorporated herein by reference to Exhibit 10.5 to Form 10-QSB filed November 16, 1999).*

10.5 Stock Option Plan. (the "Stock Option Plan") (incorporated herein by reference to Exhibit 10.5 to Form 10-KSB filed June 22, 1999).*

10.6 Form of Stock Option Agreement pertaining to the Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to Form 10-KSB filed June 22, 1999).*

10.7 1997 Stock Option Plan, as amended (the "1997 Option Plan") (incorporated herein by reference to Exhibit 10.7 to Form 10-KSB filed June 22, 1999).*

10.8 Incentive Stock Option Agreement pertaining to the 1997 Option Plan (incorporated herein by reference to Exhibit 10.8 to Form 10-KSB filed June 22, 1999).*

10.9 Nonstatutory Stock Option Agreement pertaining to the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to Form 10-KSB filed June 22, 1999).*

10.10 Form of Indemnification Agreement for Officers and Directors of SourcingLink.net (incorporated herein by reference to Exhibit 10.10 to Form 10-KSB filed June 22, 1999).*

10.11 City Center Office Lease by and between SourcingLink.net and Eagle Square Partners dated July 20, 1995 (incorporated herein by reference to Exhibit
       10.11 to Form 10-KSB filed June 22, 1999).

10.12 Services Agreement between International Business Machines Corporation and SourcingLink.net dated November 23, 1996 (incorporated herein by reference to Exhibit 10.12 to Form 10-KSB filed June 22, 1999).

10.13 1999 Stock Option Plan (incorporated by reference to Exhibit A to the 1999 Proxy Statement).*

10.14 Employee Stock Purchase Agreement (incorporated by reference to Exhibit B to the 1999 Proxy Statement).*

10.15  Form of Common Stock Purchase Agreement (incorporated by reference to
       Exhibit 4.1 to the Company's Registration Statement on Form S-3, File Number 333-87051) between the Company and each of the Investors in the Company's 1999 Private Placement of Common Stock.

10.16 Bernardo Executive center Gross Office Lease dated August 25, 1999 between the Company and Bernardo Three Flags, Inc. (incorporated herein by reference to Exhibit 10.4 to Form 10-QSB filed November 15, 1999).

10.17 Letter Agreement dated December 8, 1999 between the Company and Carrefour, S.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB filed February 14, 2000) (portions omitted pursuant to a request for confidential treatment).

10.18 Services Agreement dated March 29, 2000 between the Company and Carrefour, S.A. (portions omitted pursuant to a request for confidential treatment).

21.1   Subsidiaries of the Registrant.

23.1   Consent of Pricewaterhouse Coopers LLP.

27     Financial Data Schedule.

--------
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 13(a) of Form 10-KSB.