Form 10QSB
period 2000-06-30
SOURCINGLINK NET INC
filed 2000-08-14
CIK 825517

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000.

(_) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

                      Commission File Number:   000-28391
                                                ---------


                             SourcingLink.net, Inc.
       -----------------------------------------------------------------
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

                                X    YES         NO
                             -------      ------

Shares of Common Stock outstanding as of August 1, 2000: 8,066,154 shares

                             SourcingLink.net, Inc.


                                    CONTENTS
                                    --------

                                                                        Page
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

              Consolidated Condensed Balance Sheets as of
              June 30, 2000 (unaudited) and March 31, 2000                 3

              Consolidated Condensed Statements of Operations
              for the three months ended June 30, 2000
              and 1999 (unaudited)                                         4

              Consolidated Condensed Statements of Cash Flows
              for the three months ended June 30, 2000 and
              1999 (unaudited)                                             5

              Notes to Consolidated Unaudited Financial Statements         6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7

PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                            15

              Signature                                                   16

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

                            SourcingLink.net, Inc.
                     Consolidated Condensed Balance Sheets

                                                             June 30,          March 31,
ASSETS                                                         2000              2000
                                                           ------------      ------------
                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                $  4,867,385      $  3,870,362
  Short-term investments                                              -         1,955,040
  Accounts receivable, net                                      159,785           354,767
  Other current assets                                           76,882            81,662
                                                           ------------      ------------
    Total current assets                                      5,104,052         6,261,831

Property and equipment, net                                     493,711           375,463
Other non-current assets                                         62,776            64,873
                                                           ------------      ------------
    Total assets                                           $  5,660,539      $  6,702,167
                                                           ============      ============

LIABILITIES
Current liabilities:
  Accounts payable and accrued liabilities                 $  1,080,250      $  1,388,538
  Deferred  revenue and other                                   319,506           288,741
                                                           ------------      ------------
    Total current liabilities                                 1,399,756         1,677,279

STOCKHOLDERS' EQUITY
Series A convertible preferred stock                                246               246
Common stock                                                      8,062             8,056
Additional paid-in capital                                   24,104,432        24,086,938
Unearned stock-based compensation                               (34,012)         (219,255)
Accumulated deficit                                         (19,904,912)      (18,938,586)
Cumulative foreign currency translation adjustments              86,967            87,489
                                                           ------------      ------------
  Total stockholders' equity                                  4,260,783         5,024,888
                                                           ------------      ------------
    Total liabilities and stockholders' equity             $  5,660,539      $  6,702,167
                                                           ============      ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements Of Operations
                                  (Unaudited)

                                             Three months ended June 30,
                                            -----------------------------
                                                2000              1999
                                            -----------       -----------
Revenue:
  eCommerce applications                    $   200,094       $   204,626
  Professional services                         565,091            64,749
                                            -----------       -----------
                                                765,185           269,375

Cost of revenue:
  eCommerce applications                        255,047            83,350
  Professional services                         102,760            64,749
                                            -----------       -----------
                                                357,807           148,099

Gross profit                                    407,378           121,276

Operating expenses:
  Selling, general and administrative           888,926           612,690
  Product development                           371,062           197,924
  Amortization of warrants issued
   to strategic partners                        185,243                -
                                            -----------       -----------

Total operating expenses                      1,445,231           810,614

Operating loss                               (1,037,853)         (689,338)

Other expense, net                                 (668)           (4,327)
Interest income                                  72,195            10,834
                                            -----------       -----------
Net loss                                    $  (966,326)      $  (682,831)
                                            ===========       ===========

Net loss per share (basic and diluted)      $     (0.12)      $     (0.12)
                                            ===========       ===========

Weighted average number of shares
used in per share calculation
 (basic and diluted)                          8,058,733          5,724,713
                                            ===========       ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                Three months ended June 30,
                                                                               ----------------------------
                                                                                  2000             1999
                                                                               ----------       -----------
Cash flows from operating activities:
  Net loss                                                                     $ (966,326)      $  (682,831)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization expense                                            50,460            27,716
  Unrealized foreign exchange loss                                                    668             4,246
  Amortization of warrants issued to strategic partners                           185,243                 -
  Changes in operating assets and liabilities-net                                 (75,664)          214,426
                                                                               ----------       -----------
    Net cash used in operating activities                                        (805,619)         (436,443)

Cash flows from investing activities:
  Purchases of fixed assets                                                      (168,708)          (19,945)
  Maturities of short-term investments                                          1,955,040                 -
                                                                               ----------       -----------
    Net cash provided by (used in) investing activities                         1,786,332           (19,945)


Cash flows from financing activities:
  Proceeds from exercise of stock options                                          17,500                 -
  Payments on capital lease                                                             -            (1,980)
                                                                               ----------       -----------
    Net cash provided by (used in) financing activities                            17,500            (1,980)

Effect of exchange rate changes on cash                                            (1,190)            1,819
                                                                               ----------       -----------
    Net increase (decrease) in cash and cash equivalents                          997,023          (456,549)

Cash and cash equivalents, beginning of the period                              3,870,362         1,266,880
                                                                               ----------       -----------
Cash and cash equivalents, end of the period                                   $4,867,385       $   810,331
                                                                               ==========       ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                             SourcingLink.net, Inc.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of presentation:
    ----------------------

On July 20, 1999, the stockholders of the Company approved a proposal to change the Company's name from QCS.net Corporation to SourcingLink.net, Inc. The name change became effective as of that date upon the Company's filing of its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

The interim consolidated condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001. The year-end balance sheet data at March 31, 2000 was derived from the audited financial statements. All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split, which was effective August 25, 1999.

The consolidated condensed financial statements include the accounts of SourcingLink.net, Inc. and its wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000.

2.  Computation of net loss per share:
--------------------------------------

Net loss per share is presented on a basic and diluted basis.  Basic earnings
(loss) per share is computed by dividing the income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. For the Company, dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon the exercise of stock options and warrants and conversion of preferred stock for all periods.

Basic and diluted earnings (loss) per share are calculated as follows for the three months ended June 30, 2000 and 1999 (unaudited):

                           Three months ended June 30,
                          -----------------------------
Basic and diluted:           2000             1999
                          -----------     ------------

Net loss                  $  (966,326)    $   (682,831)
                          ===========     ============

Weighted average shares
 outstanding for the        8,058,733        5,724,713
 period

Net loss per share        $     (0.12)    $      (0.12)
                          ===========     ============

All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split, which was effective August 25, 1999.

At June 30, 2000, the Company had 947,175 options and 768,824 warrants outstanding to purchase shares of Common Stock compared to 847,125 options and 768,824 warrants outstanding at March 31, 2000. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.  Comprehensive loss:
-----------------------

Comprehensive loss for the three months ended June 30, 2000 and 1999 was $966,848 and $676,767, respectively. The principal difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments.

4.  Recent pronouncements:
-------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement was to become effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments - Deferral of the Effective Date of Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 until fiscal quarters beginning after June 15, 2000. The Company will adopt Statement No. 133 in the second quarter of fiscal year 2001, and does not expect such adoption to affect our results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is applying SAB 101 to its financial statements as of the first quarter of fiscal year 2001. The adoption of SAB 101 did not have a material impact on our results of operations, financial position or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." This interpretation has provisions that were effective after staggered dates, including provisions that were effective after December 15, 1998 and others that became effective after June 30, 2000. The adoption of this interpretation has not and will not have a material impact on our results of operations, financial position or cash flows.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SourcingLink to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risk Factors" below, and are discussed in more detail in the "Risks Related to Our Business" section of SourcingLink's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SourcingLink disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Through fiscal 2000, SourcingLink's revenues were generated principally from eCommerce Applications consisting of fees for access to and use of SourcingLink's solutions. A portion of this revenue is derived from desktop solutions, primarily from use of the InspectLink(TM) inspection data application with one long-standing customer. Our focus for eCommerce applications, however, is our core Internet sourcing solution, MySourcingCenter(TM), which was released on a Microsoft platform in the first quarter of fiscal year 2001.

In March 2000, SourcingLink entered into a services contract with Paris, France-based Carrefour S.A. (the "Carrefour contract"), under which SourcingLink will receive a minimum of $9 million for services to be performed over a three-year period which began April 1, 2000. The Carrefour contract followed an announcement by Carrefour, the world's second largest retailer, that it, Sears, Roebuck & Co. and Oracle Corporation were forming a new company named GlobalNetXchange ("GNX"), for the purpose of conducting auctions and other merchandise buying electronically with suppliers worldwide. Under our contract, we will assist Carrefour with its implementation of GNX functionality and processes.

IBM Agreements

Original IBM Agreements. SourcingLink entered into a multi-faceted eCommerce agreement with IBM in the third quarter of fiscal year 1998, as an amendment to an earlier 1996 agreement under which SourcingLink became an active participant in IBM's e-commerce group. Under the 1998 contract, referred to in the discussion below as the "IBM agreement" or the "Agreement," IBM had been providing most of the sales and marketing effort, worldwide help desk support and project management for SourcingLink through the expiration of the contract on September 30, 1999. Under the same Agreement, IBM also provided the network and server infrastructure supporting SourcingLink's solutions. Payments to IBM for these services were based on a percentage of sales under a revenue sharing provision of the Agreement, and were accounted for as cost of sales. Through September 30, 1999, SourcingLink assisted IBM with certain sales and marketing efforts for the Company's solution, and billed IBM at cost for such services. These billings to IBM have been recorded as Professional Services revenue. As these services were on a cost-reimbursement basis, there was an equal and offsetting cost of revenue, and thus no gross profit margin associated with this Professional Services revenue. Effective October 1, 1999, SourcingLink began performing its sales and project management in-house; therefore, there is no further revenue from professional services to IBM after September 30, 1999. New agreements have been entered into with IBM as of October 1, 1999, as discussed below.

New IBM Agreements. Effective October 1, 1999, SourcingLink entered into a new network services and infrastructure agreement with IBM. In addition, the Company entered into a separate agreement to define its on-going co-marketing relationship with IBM. As mentioned above, the cost of these services was historically based on revenue sharing, and was all included in cost of revenue. Beginning October 1, 1999, the accounting for these new agreements is as follows:

  . For the infrastructure agreement, which includes the housing of servers in IBM's secure data management center, the Company pays IBM under a combined fixed and variable price structure, based upon the level of service. Payments for these services are accounted for as cost of revenue.

  . For the co-marketing agreement, which includes use of the IBM logo and e-business mark on Company marketing material and our website and participation with IBM at its e-commerce trade show booths, there are no payments required under SourcingLink's present status as a premier IBM e-business partner.

Accumulated Losses

From its inception in 1993 through June 30, 2000, SourcingLink has incurred net losses of approximately $19.9 million, primarily as a result of costs to develop its technology, to develop and introduce its sourcing solutions, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made.

Results of operations for the three months ended June 30, 2000 and 1999

Revenue. Total revenue for the three months ended June 30, 2000 increased $496,000, or 184%, to $765,000, from $269,000 in the three months ended June 30,
1999. This includes an increase in Professional Services revenue of $500,000 to $565,000 this year from $65,000 in the same period one year ago. Such increase is attributable to the Carrefour contract, a three-year, $9 million services agreement that began April 1, 2000. Professional Services revenue in the prior year were primarily for sales and marketing services paid for by IBM under an agreement that was concluded by SourcingLink effective September 30, 1999, as described above. Revenues from eCommerce Applications were $200,000, nearly unchanged from the $205,000 of the prior year's first quarter. A portion of the eCommerce revenue in both the current and prior year quarters is from subscriptions of suppliers that have been made available to SourcingLink by Paris, France-based Promodes, which was acquired by Carrefour late in calendar 1999. As previously mentioned, Carrefour has contracted with GNX for performing electronic auctions and other buying with its merchandise suppliers. Therefore, the potential exists for these subscribers to transfer to GNX in the future.
The Company is pursuing new retail customers with suppliers that could adopt our solution, is releasing a version of its solution targeted at the Home Improvement segment of the retail market, and has entered into a multi-year consulting contract with Carrefour that will provide revenue over a three-year period, as previously described.

Due to the Carrefour contract, the Company expects that Professional Services revenue will continue to comprise a significant portion of the Company's overall revenue in its fiscal year ending March 31, 2001. In the eCommerce Application area, the Company's solution for the Home Improvement industry may involve marketing directly to merchandise suppliers, a group that will include small and highly dispersed target customers.

Cost of Revenue. In the three months ended June 30, 2000, the cost of revenue increased $210,000, or 142%, to $358,000 from $148,000 in the prior three-month period. Total gross profit increased $286,000 to $407,000, or 53% of revenues, from $121,000, or 45% of revenues, in the three months ended June 30, 1999. The increase in gross profit is attributable to the increase in Professional Services revenue, and associated profit, under the Carrefour contract. The dollar amount of the cost of revenue increased due to the labor and other expenses related to the new services work, as well as to an increase in the cost of providing our eCommerce applications. For both the current and prior year periods, SourcingLink's cost of revenue for eCommerce Applications consists primarily of fees paid to IBM for infrastructure support and hosting of the Company's application services within the IBM Global Network. During the three months ended June 30, 1999, these fees paid to IBM were under the original Agreement and were based on revenue sharing. In the current year's first quarter, the fees paid for the IBM hosting services are based on the new IBM contract that provides for a combination of fixed and variable costs based on the level of service. The cost of revenue incurred this year is near the minimum cost provided for in the contract, but such amount is substantially greater than the revenue sharing-based payment for the same three-month period in the prior year. The Company believes that lower costs can be obtained for its network infrastructure, and does not plan on maintaining the current arrangement with IBM after the contract expires in September 2000.

Operating Expenses

Selling, General and Administrative Expenses. In the three months ended June 30, 2000, SourcingLink's selling, general and administrative expenses increased by $276,000, or 45%, to $889,000 from $613,000 in the three months ended June 30, 1999. SourcingLink has expanded its management team, and began hiring an administrative, sales and project management staff during the last half of fiscal year 2000. The associated labor and support costs comprise the majority of the increase in selling, general and administrative expenses compared to the prior year's first quarter.

The Company expects that its sales and marketing expenses will increase as it begins to market its new solution to buyers and suppliers in the Home Improvement retail industry, and incurs additional labor and other costs related to the marketing of its solutions.

Product Development Expenses. Product development expenses during the first quarter of fiscal year 2001 increased by $173,000, or 87%, to $371,000 from $198,000 in the three months ended June 30, 1999. The increase in product development expenses is primarily due to increased labor and support costs associated with continued enhancement of the Company's Internet solution, including new management and development personnel.

Stock-based Compensation. The cost of warrants for the purchase of SourcingLink common stock issued to two strategic partner companies during fiscal year 2000 is being amortized over the periods associated with the business agreements underlying the warrants. The amount of expense was determined under the Black-Scholes valuation method, and the related amortization amounted to $185,000 in the first quarter of fiscal year 2001. There was no such amortization of warrant expense in last year's first quarter.

Other Expense, net and Interest Income. Other expense, net was $1,000 and $4,000 in the three months ended June 30, 2000 and 1999, respectively, and is principally comprised of the exchange gain or loss on foreign currency transactions with SourcingLink's subsidiary in France. Interest income was $72,000 and $11,000 for the three months ended June 30, 2000 and 1999, respectively. In August 1999, SourcingLink completed a private placement of 1,258,000 shares of its common stock and received net proceeds of $7.3 million after offering costs. While a portion of these proceeds have been consumed in operations since the offering, the increase in interest income is primarily attributable to the increase in cash available for investment as a result of this private placement.

Income Taxes. SourcingLink recorded a net loss of $966,000 during the three months ended June 30, 2000, and had net losses of $4.5 and $1.5 million in fiscal 2000 and 1999, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of June 30, 2000, SourcingLink had net operating loss carryforwards for United States income tax purposes of approximately $12.5 million. These losses expire at various dates between 2011 and 2020. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of SourcingLink due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

Our quarterly operating results may vary depending on a number of factors, including: demand for our solutions and services; actions taken by our competitors, including new product introductions and enhancements; delays or reductions in spending for, or the implementation of, supply chain management solutions by our customers and potential customers as companies review eCommerce applications; ability to scale our network and operations infrastructure; ability to develop, introduce and market our solutions on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional personnel; size and timing of sales of our solution and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of new developments or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

We have increased our operating expenses substantially to expand our management team and sales and marketing operations, fund greater levels of product development, increase general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected. In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

Liquidity and Capital Resources

SourcingLink's cash and cash equivalents at June 30, 2000 were $4.9 million, an increase of $997,000 from March 31, 2000. However, this increase includes $2 million from the maturity during the quarter of funds that were in short-term investments at March 31, 2000. Cash used in operating activities for the three months ended June 30, 2000 was $806,000, compared to $436,000 for the three months ended June 30, 1999. The cash usage in each period was primarily due to the net losses.

We believe that our current working capital, including cash to be received in the fiscal year ending March 31, 2001 under our services contract with Carrefour, will be sufficient to meet our working capital requirements for the next 12 months. We plan to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, we will need to reduce operating spending significantly, which would materially and adversely affect SourcingLink's business.

The Company currently does not have a bank credit line. The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement was to become effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments - Deferral of the Effective Date of Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 until fiscal quarters beginning after June 15, 2000. The Company will adopt Statement No. 133 in the second quarter of fiscal year 2001, and does not expect such adoption to affect our results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is applying SAB 101 to its financial statements as of the first quarter of fiscal year 2001. The adoption of SAB 101 did not have a material impact on our results of operations, financial position or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." This interpretation has provisions that were effective after staggered dates, including provisions that were effective after December 15, 1998 and others that became effective after June 30, 2000. The adoption of this interpretation has not and will not have a material impact on our results of operations, financial position or cash flows.

RISK FACTORS

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

We incurred net losses of $4.5 million in fiscal 2000 and $1.0 million in the first three months of fiscal 2001. As of June 30, 1999, we had an accumulated deficit of approximately $19.9 million. While the Carrefour contract will provide a total of $9 million of revenue over the three-year period that began April 1, 2000, we still expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. With Carrefour's acquisition of Promodes and subsequent formation, along with Sears, Roebuck & Co. and Oracle Corporation, of GlobalNetXchange, we may lose current subscribing suppliers of the former Promodes central buying organization. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

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

Our solution and related services have accounted for substantially all of our prior revenues. We anticipate that revenues from our solution will constitute substantially all of our non-service revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, our solution, or its failure to achieve broad market acceptance, would seriously harm our business. Likewise, if we fail to perform under the Carrefour contract, our ability to collect the minimum payments due to us under the contract, which amount to a total of $9 million over the three-year period that began April 1, 2000, would be seriously harmed.

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

We are currently planning to market our solutions to buyers within a retail company, and directly to suppliers, in addition to targeting enterprise-wide rollouts for large retailers. There can be no assurance that such a strategy will shorten sales cycles or result in significant new subscribing customers for our solutions.

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

Indirect competitors are traditional Value Added Network solution providers that have extended their network connections over the Internet and both new and traditional companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within new or existing portals. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, and new exchanges such as GlobalNetXchange will focus on retail merchandise procurement, giving these companies a broader or more comprehensive solution than our solution, which could adversely affect our business. We expect that additional established and emerging companies will seek to enter our market as it continues to develop and expand. We may not be able to compete successfully against future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

We depend on our key personnel.

Our future performance depends on the continued service of our senior management, product development and sales and product marketing personnel. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing, customer support and professional services personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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


Additional risk factors are discussed in more detail in the "Risks Related to Our Business" section of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.



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

Dated:  August 14, 2000       SourcingLink.net, Inc.


                              By:  /s/ Gary Davidson
                                  ------------------
                              Gary Davidson,
                              Vice President Finance and Administration, Chief Financial Officer