Form 10QSB
period 2000-09-30
SOURCINGLINK NET INC
filed 2000-11-14
CIK 825517

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000.

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from             to            .
                                        -----------    -----------

                      Commission File Number:   000-28391
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

                                [X]  YES    [_] NO

Shares of Common Stock outstanding as of November 2, 2000: 8,069,154 shares

                            SourcingLink.net, Inc.


                                   CONTENTS
                                   --------
                                                                            Page
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

            Consolidated Condensed Balance Sheets as of
            September 30, 2000 (unaudited) and March 31, 2000                  3

            Consolidated Condensed Statements of Operations for the
            three and six months ended September 30, 2000 and 1999
            (unaudited)                                                        4

            Consolidated Condensed Statements of Cash Flows
            for the six months ended September 30, 2000 and 1999 (unaudited)   5

            Notes to Consolidated Unaudited Financial Statements               6

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                7

PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders                 14

Item 5    Other Information                                                   15

Item 6    Exhibits and Reports on Form 8-K                                    15

          Signature                                                           15

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

                            SourcingLink.net, Inc.
                     Consolidated Condensed Balance Sheets

                                               September 30,     March 31,
                                                   2000            2000
                                                ------------     ---------
                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                  $  4,393,065    $  3,870,362
     Short-term investments                                -       1,955,040
     Accounts receivable, net                         80,193         354,767
     Other current assets                            117,445          81,662
                                                ------------    ------------
           Total current assets                    4,590,703       6,261,831

Property and equipment, net                          507,540         375,463
Other non-current assets                              63,392          64,873
                                                ------------    ------------
           Total assets                         $  5,161,635    $  6,702,167
                                                ============    ============

LIABILITIES
Current liabilities:
     Accounts payable and accrued liabilities   $  1,063,416    $  1,388,538
     Deferred  revenue and other                     243,445         288,741
                                                ------------    ------------
           Total current liabilities               1,306,861       1,677,279

STOCKHOLDERS' EQUITY
Series A convertible preferred stock                     246             246
Common stock                                           8,069           8,056
Additional paid-in capital                        24,138,134      24,086,938
Unearned stock-based compensation                    (27,210)       (219,255)
Accumulated deficit                              (20,352,295)    (18,938,586)
Accumulated other comprehensive income                87,830          87,489
                                                ------------    ------------
     Total stockholders' equity                    3,854,774       5,024,888
                                                ------------    ------------
           Total liabilities and stockholders'
            equity                              $  5,161,635    $  6,702,167
                                                ============    ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements Of Operations
                                  (Unaudited)

                                         Three months ended September 30,      Six months ended September 30,
                                         --------------------------------      ------------------------------
                                              2000             1999                 2000            1999
                                         ------------       ------------       ------------      ------------
Revenue:
    eCommerce applications                 $  121,436        $   197,938         $  321,530        $  402,565
    Professional services                     736,020             89,749          1,301,111           154,498
                                         ------------       ------------         ----------      ------------
                                              857,456            287,687          1,622,641           557,063

Cost of revenue:
    eCommerce applications                    255,525             80,681            510,572           164,032
    Professional services                     206,227             64,749            308,987           129,498
                                         ------------       ------------        -----------      ------------
                                              461,752            145,430            819,559           293,530

Gross profit                                  395,704            142,257            803,082           263,533

Operating expenses:
    Selling, general and
      administrative                          705,204            824,300          1,594,130         1,436,989
    Product development                       196,764            286,923            567,826           484,848
    Amortization of warrants
       issued to strategic partners             6,802                  -            192,045                 -
                                         ------------       ------------        -----------      ------------
Total operating expenses                      908,770          1,111,223          2,354,001         1,921,837

Operating loss                               (513,066)          (968,966)        (1,550,919)       (1,658,304)

Other income (expense), net                      (381)             2,592             (1,049)           (1,735)
Interest income                                66,064             53,220            138,259            64,054
                                         ------------       ------------        -----------      ------------
Net loss                                   $ (447,383)       $  (913,154)       $(1,413,709)      $(1,595,985)
                                         ============       ============        ===========      ============
Net loss per share (basic and
diluted)                                   $    (0.06)       $    (0.14)        $     (0.18)      $     (0.26)
                                         ------------       -----------         -----------      ------------
Weighted average number of shares
used in per share calculation
(basic and diluted)                         8,065,724         6,482,378           8,062,229         6,101,628
                                         ============       ===========         ===========      ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                      Six months ended September 30,
                                                      ------------------------------
                                                          2000               1999
                                                      ------------      ------------
Cash flows from operating activities:
    Net loss                                          $ (1,413,709)     $ (1,595,985)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization expense                  112,992            55,369
    Unrealized foreign exchange (gain) loss                   (951)            1,209
    Amortization of warrants issued to
      strategic partners                                   192,045                 -
    Changes in operating assets and
      liabilities-net                                     (130,146)          232,158
                                                      ------------      ------------
       Net cash used in operating activities            (1,239,769)       (1,307,249)

Cash flows from investing activities:
    Purchases of fixed assets                             (245,069)          (67,596)
    Maturities of short-term investments                 1,955,040                 -
                                                      ------------      ------------
       Net cash provided by (used in) investing
         activities                                      1,709,971           (67,596)

Cash flows from financing activities:
    Proceeds from exercise of stock options                 29,127            63,500
    Proceeds from issuance of common stock                  22,082         7,309,076
    Payments on capital lease                                    -            (4,045)
                                                      ------------      ------------
       Net cash provided by financing activities            51,209         7,368,531

Effect of exchange rate changes on cash                      1,292            (1,103)
                                                      ------------      ------------
       Net increase in cash and cash equivalents           522,703         5,992,583

Cash and cash equivalents, beginning of the period       3,870,362         1,266,880

                                                      ------------      ------------
Cash and cash equivalents, end of the period          $  4,393,065      $  7,259,463
                                                      ============      ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of presentation:
--------------------------

On July 20, 1999, the stockholders of the Company approved a proposal to change the Company's name from QCS.net Corporation to SourcingLink.net, Inc. The name change became effective as of that date upon the Company's filing of its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

The interim consolidated condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001. The year-end balance sheet data at March 31, 2000 was derived from the audited financial statements. All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split, which was effective August 25, 1999.

The consolidated condensed financial statements include the accounts of SourcingLink.net, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated in consolidation.

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

Basic and diluted earnings (loss) per share are calculated as follows for the three and six months ended September 30, 2000 and 1999 (unaudited):

                            Three months ended September 30,       Six months ended September 30,
                          ------------------------------------   ----------------------------------
Basic and diluted:               2000               1999               2000               1999
                          ---------------      ---------------   ---------------      -------------
Net loss                       $ (447,383)          $ (913,154)     $ (1,413,709)      $ (1,595,985)
                          ===============      ===============   ===============      =============
Weighted average shares
outstanding for the period      8,065,724            6,482,378         8,062,229          6,101,628

Net loss per share             $    (0.06)          $    (0.14)     $      (0.18)      $      (0.26)
                          ===============      ===============   ===============      =============

At September 30, 2000, the Company had 917,450 options and 768,824 warrants outstanding to purchase shares of Common Stock compared to 847,125 options and 768,824 warrants outstanding at March 31, 2000. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.  Comprehensive loss:
-----------------------

Comprehensive loss for the three months ended September 30, 2000 and 1999 was $446,520 and $919,111, respectively. For the six months ended September 30, 2000 and 1999 the comprehensive loss was $1,413,368 and $1,595,878, respectively.
The difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments.

4.  Recent pronouncements:
-------------------------

Effective July 1, 2000 the Company adopted the Emerging Issues Task Force No. 00-2 "Accounting for Web Site Development Costs" ("EITF 00-2"). EITF 00-2 sets forth the requirements for capitalization or expense treatment of various web site development costs depending on certain criteria. During the second quarter of fiscal year 2001, the Company capitalized $46,000 of web site development costs and will amortize such costs over their estimated useful life of two years.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement was to become effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments - Deferral of the Effective Date of Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt Statement No. 133 starting April 1, 2001, and does not expect such adoption to affect our results of operations, financial position or cash flows.

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Report, including, without limitation, statements containing the words "may," "will," "believes," "anticipates," "expects" or the negative or other variations thereof or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SourcingLink to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risk Factors" below, and are discussed in more detail in the "Risks Related to Our Business" section of SourcingLink's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SourcingLink disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

SourcingLink is an application service provider, or ASP, and has developed an Internet-based turnkey solution for business-to-business eCommerce that enables retailers to organize, automate and significantly reduce the cost of their preorder merchandise sourcing activities by searching for and connecting directly with retail merchandise suppliers around the globe. For merchandise suppliers, the solution provides a sales tool and electronic forms for the exchange of company and product information.

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

IBM Agreements

Original IBM Agreements. SourcingLink entered into a multi-faceted eCommerce agreement with IBM in the third quarter of fiscal year 1998, as an amendment to an earlier 1996 agreement under which SourcingLink became an active participant in IBM's e-commerce group. Under the 1998 contract, referred to in the discussion below as the "IBM agreement" or the "Agreement," IBM had been providing most of the sales and marketing effort, worldwide help desk support and project management for SourcingLink through the expiration of the contract on September 30, 1999. Under the same Agreement, IBM also provided the network and server infrastructure supporting SourcingLink's solutions. Payments to IBM for these services were based on a percentage of sales under a revenue sharing provision of the Agreement, and were accounted for as cost of sales. Through September 30, 1999, SourcingLink assisted IBM with certain sales and marketing efforts for the Company's solution, and billed IBM at cost for such services. These billings to IBM have been recorded as Professional Services revenue, and amounted to $65,000 and $129,000 in the three and six months ended September 30, 1999, respectively. As these services were on a cost-reimbursement basis, there was an equal and offsetting cost of revenue, and thus no gross profit margin associated with this Professional Services revenue. Effective October 1, 1999, SourcingLink began performing its sales and project management in-house; therefore, there is no further revenue from professional services to IBM after September 30, 1999. New agreements were entered into with IBM as of October 1, 1999, as discussed below.

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

The Company elected not to renew the infrastructure portion of its agreement with IBM upon expiration of that agreement on September 30, 2000. The Company has accommodated its infrastructure needs at lower cost by acquiring equipment and locating it at a third-party hosted site.

Accumulated Losses

From its inception in 1993 through September 30, 2000, SourcingLink has incurred net losses of approximately $20.4 million, primarily as a result of costs to develop its technology, to develop and introduce its sourcing solutions, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the

Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made.

Results of operations for the three and six months ended September 30, 2000 and 1999

Revenue. Total revenue for the three months ended September 30, 2000 increased $570,000, or 198%, to $857,000, from $287,000 in the three months ended
September 30, 1999. This includes an increase in Professional Services revenue of $646,000 to $736,000 this year from $90,000 in the same period one year ago. Such increase is attributable to the Carrefour contract, a three-year, $9 million services agreement that began April 1, 2000. Professional Services revenue in the prior year was primarily for sales and marketing services paid for by IBM under an agreement that was concluded by SourcingLink effective September 30, 1999, as described above. Revenue from eCommerce Applications decreased by $76,000 to $121,000 from $197,000 in the prior year's second quarter. SourcingLink supplies desktop solutions for use by its major customer in managing inspection and shipping tracking data. Revenue from these applications is based on the number of transactions and amount of data routed over the network, and the quantity of such data was less in this year's second quarter than in the same period a year ago.

Total revenue for the six months ended September 30, 2000 increased $1.07 million, or 191%, to $1.62 million, from $557,000 in the six months ended September 30, 1999. The six-month increase in Professional Services revenue was $1.15 million, to $1.30 million from $154,000 last year. As in the three-month period, this increase is primarily attributable to the services provided under the Carrefour contract. Revenue from eCommerce Applications decreased by $81,000 to $322,000 from $403,000 for the six-month period one year ago. This decrease is attributable to the reduced quantity of data routed over the Company's desktop solution in the second quarter of this year, as described above. A portion of the eCommerce revenue in both the current and prior years is from subscriptions of suppliers that have been made available to SourcingLink by Paris, France-based Promodes, which was acquired by Carrefour late in calendar 1999. As previously mentioned, Carrefour has contracted with GNX for performing electronic auctions and other buying with its merchandise suppliers. Therefore, the potential exists for these subscribers to transfer to GNX in the future. The Company is pursuing new retail customers with suppliers that could adopt our solution, and has recently released a version of its solution targeted at the Home Improvement segment of the retail market. The Company is working with HomeBase, Inc. to register its buyers and suppliers for the use of MySourcingCenter(TM) for Home Improvement, and will be marketing the solution to other buyers and suppliers in that vertical market. The Company has also entered into a multi-year consulting contract with Carrefour that will provide revenue over a three-year period, as previously described.

Due to the Carrefour contract, the Company expects that Professional Services revenue will continue to comprise a significant portion of the Company's overall revenue in its fiscal year ending March 31, 2001. In the eCommerce Application area, the Company's solution for the Home Improvement industry will involve marketing directly to merchandise suppliers, a group that will include small and highly dispersed target customers.

Cost of Revenue. For the three months ended September 30, 2000, the cost of revenue increased $316,000, or 218%, to $462,000 from $146,000 in the prior three-month period. Total gross profit increased $254,000 to $396,000, or 46% of revenue, from $142,000, or 49% of revenue, in the three months ended September 30, 1999. For the six-month period, the cost of revenue increased $526,000, or 179%, to $820,000 from $294,000 last year. Total gross profit increased $540,000 to $803,000, or 49% of revenue, from $263,000, or 47% of revenue, in the six months ended September 30, 1999. The increase in gross profit is attributable to the increase in Professional Services revenue, and associated profit, under the Carrefour contract. The dollar amount of the cost of revenue increased due to the labor and other expenses related to the new services work, as well as to an increase in the cost of providing our eCommerce applications. For both the current and prior year three and six-month periods, SourcingLink's cost of revenue for eCommerce Applications consists primarily of fees paid to IBM for infrastructure support and hosting of the Company's application services within the IBM Global Network. During the six months ended September 30, 1999, these fees paid to IBM were under the original Agreement and were based on revenue sharing. In the current year's first and second quarters, the fees paid for the IBM hosting services were based on the new IBM contract that provided for a combination of fixed and variable costs based on the level of service. The cost of revenue incurred this year is near the minimum cost provided for in the contract, but such amount is substantially greater than the revenue sharing-based payments for the same three and six-month periods in the prior year. As previously mentioned, the Company obtained lower costs for its network infrastructure under another arrangement, and did not renew its infrastructure contract with IBM after it expired on September 30, 2000.

Operating Expenses

Selling, General and Administrative Expenses. In the quarter ended September 30, 2000, the Company's selling, general and administrative expenses decreased by $119,000, or 14%, to $705,000 from $824,000 in the quarter ended September 30, 1999. The decrease in these expenses is due to the deployment of certain employees to work on the Carrefour contract, and the classification of the related expense as Cost of Revenue. For the six months ended September 30, 2000, selling, general and administrative expenses increased $157,000, or 11%, to $1.59 million from $1.44 million in the same six months of the prior year. SourcingLink has expanded its management team, and began hiring an administrative, sales and project management staff during the last half of fiscal year 2000. Over the first six-months of the current fiscal year, the associated increased labor and support costs more than offset the shift of certain expenses to cost of sales, resulting in an increase in selling, general and administrative expenses compared to the prior year's first six months.

The Company expects that its sales and marketing expenses will increase as it begins to market its new solution to buyers and suppliers in the Home Improvement retail industry, and incurs additional labor and other costs related to the marketing of its solutions and professional services.

Product Development Expenses. Product development expenses during the three months ended September 30, 2000 decreased by $90,000, or 31%, to $197,000 from $287,000 in the three months ended September 30, 1999. The decrease in product development expenses is primarily due to a reduction in labor costs, as well as the capitalization and amortization of website development costs beginning July 1, 2000 under the guidance provided in Emerging Issues Task Force Issue No. 00-
2. For the six-month period, product development expenses increased $83,000, or 17%, to $568,000 from $485,000 for the same period last year. The increase in product development expenses during the six-month period is primarily due to higher management and development personnel costs during the first quarter of this fiscal year as compared to the same period last year as the Company completed a major enhancement of its Internet product.

Stock-based Compensation. The cost of warrants for the purchase of SourcingLink common stock issued to two strategic partner companies during fiscal year 2000 is being amortized over the periods associated with the business agreements underlying the warrants. The amount of expense was determined under the Black-Scholes valuation method, and the related amortization amounted to $7,000 in the second quarter of fiscal year 2001, and $192,000 for the first six months of this fiscal year. There was no such amortization of warrant expense in last year's second quarter or first six months.

Interest Income. Interest income was $66,000 and $53,000 for the three months ended September 30, 2000 and 1999, respectively, and $138,000 and $64,000 for the six months ended September 30, 2000 and 1999, respectively. In August 1999, SourcingLink completed a private placement of 1,258,000 shares of its common stock and received net proceeds of $7.3 million after offering costs. While a portion of these proceeds have been consumed in operations since the offering, the increase in interest income in both the three and six-month periods is primarily attributable to the increase in cash available for investment as a result of this private placement.

Income Taxes. SourcingLink recorded a net loss of $1.4 million during the six months ended September 30, 2000, and had net losses of $4.5 and $1.5 million in fiscal 2000 and 1999, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of September 30, 2000, SourcingLink had net operating loss carryforwards for United States income tax purposes of approximately $13 million. These losses expire at various dates between 2011 and 2020. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of SourcingLink due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

Our quarterly operating results may vary depending on a number of factors, including: demand for our solutions and services; actions taken by our competitors, including new product introductions and enhancements; delays or reductions in spending for, or the implementation of, supply chain management solutions by our customers and potential customers as companies review eCommerce applications; ability to scale our network and operations infrastructure; ability to develop, introduce and market our solutions and services on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional personnel; size and timing of sales of our solutions and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of new developments or features of our solutions; customer budget cycles and changes in these budget cycles; and general economic factors.

We have increased our operating expenses to expand our management team and sales and marketing operations, fund greater levels of product development, increase general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected. In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

Liquidity and Capital Resources

SourcingLink's cash and cash equivalents at September 30, 2000 were $4.4 million, an increase of $523,000 from March 31, 2000. However, this increase includes $2 million from the maturity during the first quarter of funds that were in short-term investments at March 31, 2000. Cash used in operating activities for the six months ended September 30, 2000 was $1.2 million, compared to $1.3 million for the six months ended September 30, 1999. The cash usage in each period was primarily due to the net losses.

We believe that our current working capital, including cash to be received in the fiscal year ending March 31, 2001 under our services contract with Carrefour, will be sufficient to meet our working capital requirements for the next 12 months. We plan to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, we will need to reduce operating spending significantly, which would materially and adversely affect our business.

The Company currently does not have a bank credit line. The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

Recent Accounting Pronouncements

Effective July 1, 2000 the Company adopted the Emerging Issues Task Force No. 00-2 "Accounting for Web Site Development Costs" ("EITF 00-2"). EITF 00-2 sets forth the requirements for capitalization or expense treatment of various web site development costs depending on certain criteria. During the second quarter of fiscal year 2001, the Company capitalized $46,000 of web site development costs and will amortize such costs over their estimated useful life of two years.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement was to become effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments - Deferral of the Effective Date of Statement

No. 133." Statement No. 137 defers the effective date of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt Statement No. 133 starting April 1, 2001, and does not expect such adoption to affect our results of operations, financial position or cash flow.

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

We incurred net losses of $4.5 million in fiscal 2000 and $1.4 million in the first six months of fiscal 2001. As of September 30, 1999, we had an accumulated deficit of approximately $20.4 million. While the Carrefour contract will provide a total of $9 million of revenue over the three-year period that began April 1, 2000, we still expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. With Carrefour's acquisition of Promodes and subsequent formation, along with Sears, Roebuck & Co. and Oracle Corporation, of GlobalNetXchange, we may lose current subscribing suppliers of the former Promodes central buying organization. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

We believe that our current working capital, including amounts to be received under the Carrefour contract, will be sufficient to meet our working capital requirements for the next 12 months. We plan to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, we will need to reduce operating spending significantly, which would materially and adversely affect our business.

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

Our largest customer accounts for the substantial portion of our revenues. We may be unable to adequately perform the required services under our contract with that customer. We may not be able to retain our key retail customers or these customers may decrease their commitment to require their suppliers to use our solution. Any substantial decrease or delay in sales to suppliers of one or more of our key retail customers, or sales of services to a key customer, could harm our sales or financial results.

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

We depend on our key personnel.

Our future performance depends on the continued service of our senior management, product development and sales and product marketing personnel. The loss of the services of one or more of our key personnel could seriously harm our business. As described under Part II, Item 5 of this report, our Chief Executive Officer, Sean Maloy, passed away in

October, 2000. Our founder and Chairman of the Board, Marcel van Heesewijk, has been appointed CEO on an interim basis. Our future success depends on our ability to retain a CEO for the Company on a permanent basis, and on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing, customer support and professional services personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

We have retained, and plan to hire additional, new personnel in an expanded geographic scope to service our customer base. We are performing services for Carrefour in France and elsewhere around the world. These activities subject us to certain regulations in such countries and involve difficulties and expense in staffing and managing such operations, resulting in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our services and operations, if any, will require us to continue to improve our financial and management controls, reporting systems, project management and procedures on a timely basis, and expand, train and manage our employee work force. We may encounter difficulties in transitioning a portion of our business to a services focus, and our personnel, systems, procedures and controls may be inadequate to support our future operations.

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

PART II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

The Company held a Meeting of Stockholders on July 25, 2000, at which time the following matter was submitted to a vote of the Company's stockholders:

Proposal 1:   The election of the following persons as directors to serve until the next succeeding Meeting of Stockholders and until their respective successors have been elected and qualified, or until their earlier resignation or removal:

                                           Number of Shares
                          ----------------------------------------------------
                             For                Against              Withheld
                          ---------            ---------            ----------
Marcel van Heesewijk      5,349,242               7,500                15,733
Sean M. Maloy             5,349,212               7,530                15,733
Johan A. Vunderink        5,356,167                 575                15,733
Louis A. Delmonico        5,356,167                 575                15,733

Item 5   Other Information

On October 19, 2000, Sean Maloy, the Company's President and Chief Executive Officer, died unexpectedly of a heart attack brought on by the collapse of a heart valve. Marcel van Heesewijk, the Company's founder and Chairman of the Board, has been appointed as the Company's Chief Executive Officer on an interim basis. Mr. van Heesewijk founded the Company in 1993 and has served as its Chairman since inception and as its Chief Executive Officer for several prior periods. Mr. van Heesewijk has been working closely with Mr. Maloy in the Company's strategic planning process, and has been actively involved in the Company's sales efforts. The Company's Board of Directors has formed a committee to lead the search for a permanent Chief Executive Officer, and such search is ongoing.

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

Dated:  November 14, 2000     SourcingLink.net, Inc.


                              By:  /s/ Gary Davidson
                                  ------------------
                              Gary Davidson,
                              Vice President Finance and Administration, Chief Financial Officer