Form 10QSB
period 2000-12-31
SOURCINGLINK NET INC
filed 2001-02-14
CIK 825517

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2000.

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

                            [X]    YES    [_]    NO

Shares of Common Stock outstanding as of February 6, 2001: 8,069,154 shares

                            SourcingLink.net, Inc.


                                   CONTENTS
                                   --------

PART I        FINANCIAL INFORMATION                                               Page

Item 1        Financial Statements

                Consolidated Condensed Balance Sheets as of
                December 31, 2000 (unaudited) and March 31, 2000                     3

                Consolidated Condensed Statements of Operations
                for the three and nine months ended December 31, 2000
                and 1999 (unaudited)                                                 4

                Consolidated Condensed Statements of Cash Flows
                for the nine months ended December 31, 2000 and 1999 (unaudited)     5

                Notes to Consolidated Unaudited Financial Statements                 6

Item 2        Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                  7

PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                      15

              Signature                                                             15

PART I      FINANCIAL INFORMATION

Item 1       Financial Statements

                                                 SourcingLink.net, Inc.
                                          Consolidated Condensed Balance Sheets

                                                   December 31,      March 31,
                                                       2000            2000
                                                   -------------   ------------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $   3,548,876   $  3,870,362
  Short-term investments                                       -      1,955,040
  Accounts receivable, net                               943,587        354,767
  Other current assets                                    87,301         81,662
                                                   -------------   ------------
    Total current assets                               4,579,764      6,261,831

Property and equipment, net                              524,080        375,463
Other non-current assets                                  59,675         64,873
                                                   -------------   ------------
    Total assets                                   $   5,163,519   $  6,702,167
                                                   =============   ============

LIABILITIES
Current liabilities:
  Accounts payable and accrued liabilities         $   1,148,066   $  1,388,538
  Deferred  revenue and other                            238,403        288,741
                                                   -------------   ------------
    Total current liabilities                          1,386,469      1,677,279

STOCKHOLDERS' EQUITY
Series A convertible preferred stock                         246            246
Common stock                                               8,069          8,056
Additional paid-in capital                            24,138,134     24,086,938
Unearned stock-based compensation                        (20,407)      (219,255)
Accumulated deficit                                  (20,435,244)   (18,938,586)
Accumulated other comprehensive income                    86,252         87,489
                                                   -------------   ------------
  Total stockholders' equity                           3,777,050      5,024,888
                                                   -------------   ------------
    Total liabilities and stockholders' equity     $   5,163,519   $  6,702,167
                                                   =============   ============

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements Of Operations
                                  (Unaudited)

                                     Three months ended December 31,    Nine months ended December 31,
                                     -------------------------------    ------------------------------
                                           2000           1999              2000             1999
                                     --------------  ---------------    -------------   --------------

Revenue:
 eCommerce applications                  $   97,310       $  184,084       $  418,840       $  586,649
 Professional services                    1,113,404                -        2,414,515          154,498
                                         ----------       ----------       ----------       ----------
                                          1,210,714          184,084        2,833,355          741,147

Cost of revenue:
    eCommerce applications                   66,681          206,345          577,253          370,377
    Professional services                   330,119                -          639,106          129,498
                                         ----------       ----------       ----------       ----------
                                            396,800          206,345        1,216,359          499,875

Gross profit                                813,914          (22,261)       1,616,996          241,272

Operating expenses:
    Selling, general and
     administrative                         749,217        1,080,596        2,343,347        2,517,585
    Product development                     192,291          300,780          760,117          785,628
    Amortization of warrants
     issued to strategic partners             6,803           91,628          198,848           91,628
                                         ----------       ----------       ----------       ----------
Total operating expenses                    948,311        1,473,004        3,302,312        3,394,841

Operating loss                             (134,397)      (1,495,265)      (1,685,316)      (3,153,569)

Other expense, net                           (4,956)         (18,911)          (6,005)         (20,646)
Interest income                              56,404           92,396          194,663          156,450
                                         ----------      -----------      -----------      -----------
Net loss                                 $  (82,949)     $(1,421,780)     $(1,496,658)     $(3,017,765)
                                         ==========      ===========      ===========      ===========
Net loss per share (basic and
diluted)                                 $    (0.01)     $     (0.20)     $     (0.19)     $     (0.47)
                                         ==========      ===========      ===========      ===========
Weighted average number of shares
used in per share calculation (basic
and diluted)                              8,069,154        7,135,123        8,064,537        6,447,405
                                         ==========      ===========      ===========      ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                Nine months ended December 31,
                                                                               --------------------------------
                                                                                   2000                1999
                                                                               -----------          -----------
Cash flows from operating activities:
   Net loss                                                                    $(1,496,658)         $(3,017,765)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization expense                                           181,073               89,056
   Unrealized foreign exchange loss                                                  2,005                4,157
   Loss on retirement of fixed assets                                                    -                9,177
   Amortization of warrants issued to strategic partners                           198,848               91,628
   Changes in operating assets and liabilities-net                                (880,071)             399,353
                                                                               -----------          -----------
         Net cash used in operating activities                                  (1,994,803)          (2,424,394)

Cash flows from investing activities:
   Purchases of fixed assets                                                      (329,690)            (198,057)
   Maturities of short-term investments                                          1,955,040                    -
                                                                               -----------          -----------
          Net cash provided by (used in) investing activities                    1,625,350             (198,057)

Cash flows from financing activities:
   Proceeds from exercise of stock options                                          29,127              571,873
   Proceeds from issuance of common stock                                           22,082            7,309,076
   Payments on capital lease                                                             -               (6,246)
                                                                               -----------          -----------
         Net cash provided by financing activities                                  51,209            7,874,703

Effect of exchange rate changes on cash                                             (3,242)                 316
                                                                               -----------          -----------
         Net increase (decrease) in cash and cash equivalents                     (321,486)           5,252,568

Cash and cash equivalents, beginning of the period                               3,870,362            1,266,880

                                                                               -----------          -----------
Cash and cash equivalents, end of the period                                   $ 3,548,876          $ 6,519,448
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

The interim consolidated condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001. The year-end balance sheet data at March 31, 2000 was derived from the Company's audited financial statements. All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split, which was effective August 25, 1999.

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

Basic and diluted earnings (loss) per share are calculated as follows for the three and nine months ended December 31, 2000 and 1999 (unaudited):

                               Three months ended December 31,    Nine months ended December 31,
                               -------------------------------    ------------------------------
                                  2000                 1999            2000             1999
                               ----------         ------------    ------------      ------------
Net loss                       $ (82,949)         $(1,421,780)    $(1,496,658)      $(3,017,765)
                               ==========         ============    ============      ============
Weighted average shares
outstanding for the period     8,069,154            7,135,123       8,064,537         6,447,405

Net loss per share             $   (0.01)         $     (0.20)    $     (0.19)      $     (0.47)
                               ==========         ============    ============      ============

At December 31, 2000, the Company had outstanding options and warrants to purchase 685,939 and 768,824 shares of Common Stock, respectively, compared to 847,125 and 768,824 options and warrants outstanding at March 31, 2000. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.  Comprehensive loss:
-----------------------

Comprehensive loss for the three months ended December 31, 2000 and 1999 was $84,527 and $1,417,414, respectively. For the nine months ended December 31, 2000 and 1999 the comprehensive loss was $1,497,895 and

$3,013,292, respectively. The difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments.

4.  Recent pronouncements:
-------------------------

Effective July 1, 2000 the Company adopted the Emerging Issues Task Force No. 00-2 "Accounting for Web Site Development Costs" ("EITF 00-2"). EITF 00-2 sets forth the requirements for capitalization or expense treatment of various web site development costs depending on certain criteria. During the second and third quarters of fiscal year 2001, the Company capitalized a total of $106,000 of web site development costs and will amortize such costs over their estimated useful life of two years.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement was to become effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments - Deferral of the Effective Date of Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt Statement No. 133 on April 1, 2001, and does not expect such adoption to affect our results of operations, financial position or cash flows.

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

In March 2000, SourcingLink entered into a services contract with Paris, France-based Carrefour S.A. (the "Carrefour contract"), under which SourcingLink will receive a minimum of $9 million for services to be performed over a three-year period which began April 1, 2000. The Carrefour contract followed an announcement by Carrefour, the world's second largest retailer, that it, Sears, Roebuck & Co. and Oracle Corporation were forming a new company named GlobalNetXchange ("GNX"), for the purpose of connecting electronically and facilitating certain merchandise buying activities with suppliers worldwide. Under our contract, we will assist Carrefour with its implementation of GNX functionality and processes.

IBM Agreements

Original IBM Agreements. SourcingLink entered into a multi-faceted eCommerce agreement with IBM in the third quarter of fiscal year 1998, as an amendment to an earlier 1996 agreement under which SourcingLink became an active participant in IBM's e-commerce group. Under the 1998 contract, referred to in the discussion below as the "IBM agreement" or the "Agreement," IBM had been providing most of the sales and marketing effort, worldwide help desk support and project management for SourcingLink through the expiration of the contract on September 30, 1999. Under the same Agreement, IBM also provided the network and server infrastructure supporting SourcingLink's solutions. Payments to IBM for these services were based on a percentage of sales under a revenue sharing provision of the Agreement, and were accounted for as cost of sales. Through September 30, 1999, SourcingLink assisted IBM with certain sales and marketing efforts for the Company's solution, and billed IBM at cost for such services. These billings to IBM have been recorded as Professional Services revenue, and amounted to $129,000 in the nine months ended December 31, 1999. As these services were on a cost-reimbursement basis, there was an equal and offsetting cost of revenue, and thus no gross profit margin associated with this Professional Services revenue. Effective October 1, 1999, SourcingLink began performing its sales and project management in-house; therefore, there is no further revenue from professional services to IBM after September 30, 1999. New agreements were entered into with IBM as of October 1, 1999, as discussed below.

New IBM Agreements. Effective October 1, 1999, SourcingLink entered into a new network services and infrastructure agreement with IBM. In addition, the Company entered into a separate agreement to define its on-going co-marketing relationship with IBM. As mentioned above, the cost of these services was historically based on revenue sharing, and was all included in cost of revenue. Beginning October 1, 1999, the accounting for these new agreements was as follows:

   . For the infrastructure agreement, which included the housing of servers in IBM's secure data management center, the Company paid IBM under a combined fixed and variable price structure, based upon the level of service. Payments for these services were accounted for as cost of revenue.

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

Accumulated Losses

From its inception in 1993 through December 31, 2000, SourcingLink has incurred net losses of approximately $20.4 million, primarily as a result of costs to develop its technology, to develop and introduce its sourcing solutions, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and continued contributions of key management, engineering, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plans, including obtaining a critical mass of retail buyers and their suppliers as users of our application services and obtaining additional customers for our professional services, of which no assurance can be made.

Results of operations for the three and nine months ended December 31, 2000 and 1999

Revenue. Total revenue for the three months ended December 31, 2000 increased $1.0 million, or 558%, to $1.2 million, from $184,000 in the three months ended December 31, 1999. This includes an increase in Professional Services revenue to $1.1 million this year with no such revenue in the same three-month period one year ago. This services revenue is attributable to the Carrefour contract, a three-year, $9 million services agreement that began April 1, 2000. Revenue from eCommerce Applications decreased by $87,000 to $97,000 from $184,000 in the prior year's third quarter. The majority of this decrease is related to the desktop solutions SourcingLink provides for use by its major customer in managing inspection and shipping tracking data. Revenue from these applications is based on the number of transactions and amount of data routed over the network, and the quantity of and charges for such data was less in this year's third quarter than in the same period a year ago.

Total revenue for the nine months ended December 31, 2000 increased $2.1 million, or 282%, to $2.8 million, from $741,000 in the nine months ended December 31, 1999. The nine-month increase in Professional Services revenue was $2.2 million, to $2.4 million from $154,000 last year. As in the three-month period, this increase is attributable to the services provided under the Carrefour contract. The Professional Services revenue in the prior year was primarily for sales and marketing services paid for by IBM under an agreement that was concluded by SourcingLink effective September 30, 1999, as described above. Revenue from eCommerce Applications decreased by $168,000 to $419,000 from $587,000 for the nine-month period one year ago. This decrease is attributable to the reduced quantity of and charges for data routed over the Company's desktop solution in the second and third quarters of this year. A portion of the eCommerce revenue in both the current and prior years is from subscriptions of suppliers that have been made available to SourcingLink by Paris, France-based Promodes, which was acquired by Carrefour late in calendar 1999. As previously mentioned, Carrefour has contracted with GNX for facilitating certain buying activities electronically with its merchandise suppliers. Therefore, the potential exists that these subscribers will not renew their subscriptions to our application in the future. The Company is pursuing new retail customers with suppliers that could adopt our solution, and has recently released a version of its solution targeted at the Home Improvement segment of the retail market. The Company is working with House2Home (formerly HomeBase, Inc.) in the U.S and Baumax in Europe to register their buyers and suppliers for the use of MySourcingCenter(TM) for Home Improvement, and will be marketing the solution to other buyers and suppliers in that vertical market. The Company also has a multi-year consulting contract with Carrefour that will provide revenue over a three-year period, as previously described, and is actively seeking additional customers for our professional services.

Due to the Carrefour contract, the Company expects that Professional Services revenue will continue to comprise a significant portion of the Company's overall revenue in the fourth quarter of the fiscal year ending March 31, 2001.
However, the current phase of the project was in full deployment throughout the third quarter, and revenue under the contract is not likely to maintain the quarter-to-quarter growth evident through the first three quarters of this fiscal year. In the eCommerce Application area, the Company's solution for the Home Improvement industry involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers.

Cost of Revenue. For the three months ended December 31, 2000, the cost of revenue increased $191,000, or 92%, to $397,000 from $206,000 in the prior three-month period. This increase in total cost of revenue includes Professional Services costs of $330,000, with no such costs in last year's third quarter. The addition of these costs was partially offset by a decrease in eCommerce Applications cost of revenue of $139,000, or 68%, to $67,000 from $206,000 in the same period one year ago. In the services area, the cost of revenue is attributable to the labor and other expenses related to the Carrefour contract. In eCommerce Applications, the decrease in cost of revenue is primarily due to the completion on September 30, 2000 of the most recent IBM agreement for infrastructure support and hosting. Last year's third quarter marked the commencement of that agreement, which included substantially higher hosting costs than the Company obtained under a co-location arrangement that went into effect October 1, 2000, and thus this year's third quarter cost of eCommerce Applications revenue is less than that of the prior year. Total gross profit for the three-month period increased $836,000 to $814,000, or 67% of revenue, from a loss of $22,000 in the three months ended December 31, 1999. The increase in gross profit is attributable to the increase in Professional Services revenue, and associated profit, under the Carrefour contract, as well as to the decrease in the cost of infrastructure support, as described above.

For the nine-month period, the cost of revenue increased $716,000, or 143%, to $1.2 million from $500,000 last year. This includes an increase in cost of revenue for both eCommerce Applications and Professional Services. As in the third quarter, the nine-month cost increase in Professional Services is attributable to labor and related expenses for the Carrefour contract. For eCommerce Applications, SourcingLink's cost of revenue for both the current and prior year nine-month periods consists primarily of fees paid to IBM for infrastructure support of the Company's application services within the IBM Global Network. The prior year included three months under the most recent Agreement, and six months under a prior arrangement with IBM in which fees were based on revenue sharing, and were substantially less. The current year includes six months under the new Agreement, through its completion on September 30, 2000, resulting in the higher costs this year. As previously mentioned, the Company obtained lower costs for its network infrastructure under a co-location arrangement, and did not renew its infrastructure contract with IBM after it expired in September 2000. Accordingly, the cost of eCommerce Applications revenue decreased substantially in this year's third quarter as compared to the first two quarters of the current year. Total gross profit in this year's nine months increased $1.4 million to $1.6 million, or 57% of revenue, from $241,000, or 33% of revenue, in the nine months ended December 31, 1999. As in the three-month period, the increase in gross profit is primarily attributable to the increase in Professional Services revenue and its associated profit.


Operating Expenses

Selling, General and Administrative Expenses. In the quarter ended December 31, 2000, the Company's selling, general and administrative expenses decreased by $331,000, or 30%, to $749,000 from $1.1 million in the quarter ended December 31, 1999. The decrease in these expenses is primarily due to reduced overall wages and legal fees, and the deployment of certain employees to work on the Carrefour contract with the classification of their related expense as Cost of Revenue. For the nine months ended December 31, 2000, selling, general and administrative expenses decreased $174,000, or 7%, to $2.3 million from $2.5 million in the same nine months of the prior year. For the nine-month period, the impact of expanding the management team and hiring an administrative, sales and project management staff during the last half of fiscal year 2000, with such personnel costs carrying forward into the current fiscal year, nearly offset the recent cost decreases, associated with the shift of certain expenses to cost of sales and other expense reductions described above.

The Company expects that its sales and marketing expenses will increase as it begins to market its new solution to buyers and suppliers in the Home Improvement retail industry, and incurs additional labor and other costs related to its management and the marketing of its solutions and professional services.

Product Development Expenses. Product development expenses during the three months ended December 31, 2000 decreased by $109,000, or 36%, to $192,000 from $301,000 in the three months ended December 31, 1999. The decrease in product development expenses is primarily due to a reduction in labor costs, as well as the capitalization and amortization of website development costs beginning July 1, 2000 under the guidance provided in Emerging Issues Task Force Issue No. 00-
2. For the nine-month period, product development expenses decreased $26,000, or 3%, to $760,000 from $786,000 for the same period last year. The Company completed a major enhancement of its Internet product during the first quarter of this fiscal year, and higher management and development personnel costs were incurred in that quarter as compared to the same period last year, nearly offsetting on a nine-month basis the recent decreases in product development costs described above.

Stock-based Compensation. The cost of warrants for the purchase of SourcingLink common stock issued to two strategic partner companies during fiscal year 2000 is being amortized over the periods associated with the business agreements underlying the warrants. The amount of expense was determined under the Black-Scholes valuation method, and the related amortization amounted to $7,000 in the third quarter of fiscal year 2001, and $199,000 for the first nine months of this fiscal year. Such amortization began in the third quarter of last year, and the related expense amounted to $92,000 for both the three and nine-month periods ended December 31, 1999. The remaining unamortized compensation expense of $20,000 will be amortized over the next three fiscal quarters.

Other Expense, net and Interest Income. The principal component of other expense, net is the exchange loss on foreign currency transactions with SourcingLink's subsidiary in France. Primarily as a result of these foreign currency transactions, other expense, net was $5,000 in the current year's third quarter compared to $19,000 in the same period one year ago. For the nine-month periods, the current year result is an expense of $6,000 compared to an expense of $21,000 in the prior year. Interest income was $56,000 and $92,000 for the three months ended December 31, 2000 and 1999, respectively, and $195,000 and $156,000 for the nine months ended December 31, 2000 and 1999, respectively. In August 1999, SourcingLink completed a private placement of 1,258,000 shares of its common stock and received net proceeds of $7.3 million after offering costs. While a portion of these proceeds have been consumed in operations since the offering, the increase in interest income in the prior year's three-month period and the current year's nine-month period is primarily attributable to the increase in cash available for investment as a result of this private placement.

Income Taxes. SourcingLink recorded a net loss of $1.5 million during the nine months ended December 31, 2000, and had net losses of $4.5 and $1.5 million in fiscal 2000 and 1999, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of December 31, 2000, SourcingLink had net operating loss carryforwards for United States income tax purposes of approximately $13 million. These losses expire at various dates between 2011 and 2020. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of SourcingLink due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

We have incurred operating expenses to expand our management team and sales and marketing operations, fund greater levels of product development, increase general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected. In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

Liquidity and Capital Resources

SourcingLink's cash and cash equivalents at December 31, 2000 were $3.5 million, a decrease of $321,000 from March 31, 2000. However, this decrease is net of $2 million from the maturity during the first quarter of funds that were in short-term investments at March 31, 2000. Cash used in operating activities for the nine months ended December 31, 2000 was $2.0 million, compared to $2.4 million for the nine months ended December 31, 1999. The cash usage in each period was primarily due to the operating losses. Accounts receivable at December 31, 2000 is nearly entirely attributable to amounts due under our services contract with Carrefour.

We believe that our current working capital, including cash to be received in the quarter ending March 31, 2001 under our services contract with Carrefour, will be sufficient to meet our working capital requirements for the next 12 months. We plan to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, we will need to reduce operating spending significantly, which would materially and adversely affect SourcingLink's business.

The Company currently does not have a bank credit line. The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

Recent Accounting Pronouncements

Effective July 1, 2000 the Company adopted the Emerging Issues Task Force No. 00-2 "Accounting for Web Site Development Costs" ("EITF 00-2"). EITF 00-2 sets for the requirements for capitalization or expense treatment of various web site development costs depending on certain criteria. During the second and third quarters of fiscal year 2001, the Company capitalized a total of $106,000 of web site development costs and will amortize such costs over their estimated useful life of two years.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement was to become effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments - Deferral of the Effective Date of Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt Statement No. 133 on April 1, 2001, and does not expect such adoption to affect our results of operations, financial position or cash flows.

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

The market for Internet-based supply chain management solutions and services is at an early stage of development. Our success depends on a significant number of retailers and their merchandise suppliers implementing our solution. The implementation of our solution by major retailers and their merchandise suppliers is controlled by multiple parties in the retail organization. In many cases, these organizations must change established business practices and conduct business in new ways. Our solution has not yet achieved significant market acceptance. Unless a critical mass of retailers and their merchandise suppliers implement our solution, our solution may not achieve market acceptance and our business would be seriously harmed.

We have a history of losses and expect to incur losses in the future.

We incurred net losses of $4.5 million in fiscal 2000 and $1.5 million in the first nine months of fiscal 2001. As of December 31, 2000, we had an accumulated deficit of approximately $20.4 million. While the Carrefour contract will provide a total of $9 million of revenue over the three-year period that began April 1, 2000, we still expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. With Carrefour's acquisition of Promodes and subsequent formation, along with Sears, Roebuck & Co. and Oracle Corporation, of GlobalNetXchange, we may lose current subscribing suppliers of the former Promodes central buying organization. While we are seeking additional customers for our professional services, no contract other than the Carrefour contract has yet been secured. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur significant losses in the future unless additional revenue is obtained.

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

Our solution and related services have accounted for substantially all of our prior revenues. We anticipate that revenues from our solution will constitute substantially all of our non-service revenues for the foreseeable future. Consequently, an inability to achieve our target pricing or to generate demand or a failure to achieve market acceptance for our solution would seriously harm our business. Likewise, if we fail to perform under the Carrefour contract, our ability to collect the minimum payments due to us under the contract, which amount to a total of $9 million over the three-year period that began April 1, 2000, would be seriously harmed.

Implementation of our solutions by large retailers is complex, time consuming and expensive. We frequently experience long sales and implementation cycles.

Our supply chain management solution is often viewed as an enterprise-wide solution that must be deployed with many users within a large retailer's sourcing organization. An enterprise-wide adoption by large retailers is characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In many cases, our customers must change established business practices and conduct business in new ways. In addition, they must generally consider a wide range of other issues before committing to use our product, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our solution. It takes several months to finalize an enterprise-wide adoption and the implementation must often be approved by a number of management levels within the customer organization. The implementation of our solution requires a commitment of resources by our customers and third-party professional services organizations. Entering into an agreement with a customer for the adoption of our solution does not assure that the customer will in fact make such adoption or assure the time frame in which the adoption may occur. A delay or change of these commitments may adversely affect our financial results of any particular quarter.

We are currently planning to market our solutions to buyers within a retail company, and directly to suppliers, in addition to targeting enterprise-wide rollouts for large retailers. There can be no assurance that such a strategy will shorten sales cycles or result in significant new subscribing customers for our solutions.

We derive most of our revenue from one retailer, and if we are not able to retain this retailer as a customer our revenues would be reduced and our financial results would suffer.

Our largest customer accounts for a substantial majority of our revenues. We may not be able to retain our key retail customers or these customers may decrease their commitment to require their suppliers to use our solution. Any substantial decrease or delay in sales to suppliers of one or more of our key retail customers, or sales of services to a key customer, could harm our sales or financial results.

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

Indirect competitors are traditional Value Added Network solution providers that have extended their network connections over the Internet and both new and traditional companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within new or existing portals. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, and new exchanges such as GlobalNetXchange will focus on retail merchandise procurement, giving these companies a broader or more comprehensive solution than our solution, which could adversely affect our business. We expect that additional established and emerging companies will seek to enter our market as it continues to develop and expand. In the professional services area there are many established consulting companies, several of which are large or multi-national, with extensive experience and personnel. We may not be able to compete successfully against competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

We depend on our key personnel.

Our future performance depends on the continued service of our senior management, product development and sales and product marketing personnel. The loss of the services of one or more of our key personnel could seriously harm our business. As described in our report on Form 10-QSB for the quarter ended September 30, 2000, our Chief Executive Officer, Sean Maloy, passed away in October 2000. Our founder and Chairman of the Board, Marcel van Heesewijk, has been appointed CEO on an interim basis. Our future success depends on our ability to retain a CEO for the Company on a permanent basis, and on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing, customer support and professional services personnel. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

Our business would be seriously harmed if:

 .  Use of the Internet, the web and other online services does not continue to increase or increases more slowly than expected;
 .  The infrastructure for the Internet, the web and other online services does not effectively support expansion that may occur; or . The Internet, the web and other online services do not create a viable commercial marketplace, inhibiting the development of eCommerce and reducing the need for our solutions.

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

Dated:  February 14, 2001     SourcingLink.net, Inc.


                              By:  /s/ Gary Davidson
                                 -------------------
                              Gary Davidson,
                              Vice President Finance and Administration,
                              Chief Financial Officer