Form 10KSB
period 2001-03-31
SOURCINGLINK NET INC
filed 2001-06-19
CIK 825517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                    For the fiscal year ended March 31, 2001

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) YES (_) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (_)

The Issuer's revenues for the fiscal year ended March 31, 2001 were $4,012,000.

The aggregate market value of the Common Stock of the Issuer held by non-affiliates of the Issuer on May 31, 2001, based on the closing price at which the Common Stock was sold on Nasdaq as of May 31, 2001, was $11,196,961.

The number of shares of the Issuer's Common Stock, par value $0.001 per share, outstanding as of May 31, 2001 was 8,134,673.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format: (_) YES  (X) NO

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    Part I

Item 1.   Business.........................................................    3
Item 2.   Properties.......................................................   17
Item 3.   Legal Proceedings................................................   17
Item 4.   Submission of Matters to a Vote of Security Holders..............   17

                                    Part II

Item 5.   Market For Common Equity and Related Stockholders Matters........   18
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   19
Item 7.   Financial Statements.............................................   25
Item 8.   Changes In And Disagreements With Accountants On Accounting and
          Financial Disclosure.............................................   25

                                   Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................   26
Item 10.  Executive Compensation...........................................   26
Item 11.  Security Ownership of Certain Beneficial Owners and Management...   26
Item 12.  Certain Relationships and Related Transactions...................   26

                                    Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   27

Signatures ................................................................  S-1

Financial Statements.......................................................  F-1

Exhibit Index and Exhibits..............(Attached to this Report on Form 10-KSB)

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

Our Company

SourcingLink provides comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based, hosted solutions for the pre-order phase of business-to-business merchandise procurement enable retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities by searching for and connecting directly with retail merchandise suppliers around the globe. As opposed to traditional Electronic Data Interchange, or EDI, providers who largely address the post-order process, our solution is focused on the pre-order merchandise procurement process of buyers and suppliers. To date, much of the communications between retailers and merchandise suppliers for pre-order merchandise procurement have largely been carried out through paper-based systems, telephone calls, faxes, courier services or travel and personal visits. This traditional process is time consuming, labor intensive and results in low productivity for both the retailer and merchandise supplier. Our solution, branded MySourcingCenter(TM), provides an online location for search and display functions, and links and manages the data and communications between retailers and merchandise suppliers, organizing and automating sourcing, or pre-order merchandise procurement activities, over the Internet.

For merchandise suppliers, MySourcingCenter(TM) provides a sales tool to expand market reach, as well as a means to reduce costs with electronic forms and online communications.

We also provide professional services for pre-order merchandise procurement, which we call our Strategic Sourcing Services. These services include hands-on buyer auction implementation, buyer and supplier training on Internet-based business-to-business tools and exchanges, project management for retailer implementations of our solutions, and other related services.

Overview

SourcingLink was founded in 1993 in France by Marcel van Heesewijk, our Chairman, to develop desktop software that would enable retailers to manage their sourcing, or pre-order merchandise procurement activities, over a private network. Concurrent with our formation, we established a relationship with Paris, France-based Carrefour S.A. (today the second largest retailer in the world) that enabled us to develop a thorough knowledge of the systems, processes and forms required by retailers and their merchandise suppliers to effectively source merchandise on a global basis. In 1994, we merged with a publicly-held Colorado corporation as a means of raising capital to further develop our business, and moved our headquarters from France to California. By the end of 1994, we had successfully developed a proprietary desktop software solution that enabled retailers to transact sourcing activities over a private network.

In 1997, we began to Web-enable our proprietary software to substantially reduce the connectivity cost and enable broader distribution of our solution. During 1998, we pilot tested our Internet solution with PETsMART (one of the largest specialty retailers of pet food and supplies in the United States) and Paris, France-based Promodes (a large, European operator of hypermarkets). Based upon the successful completion of these pilots, we completed our transition from a proprietary desktop software solution to a secure Internet-based communications system. In March 1999, PETsMART and Promodes began using our Internet solution within their international buying office and central buying office, respectively, to connect to merchandise suppliers, and experienced reductions in costs and improvements in productivity relating to their sourcing activities.

Promodes was implementing our solution throughout its central buying organization when it was acquired by Carrefour, also of Paris, France, at the end of calendar 1999. Carrefour is a long-standing customer of SourcingLink's application solutions related to inspections and shipping tracking. In February 2000, Carrefour announced that it, along with Sears, Roebuck & Co. and Oracle Corporation, were going to form a new company, GlobalNetXchange, or GNX, for the purpose of connecting electronically and facilitating certain merchandise buying activities with suppliers worldwide. We subsequently signed a contract with Carrefour, the "Carrefour contract," in March 2000, terminating a previous agreement we had with Carrefour. Under this current contract, we are scheduled to receive a minimum of $9 million for services to be performed over a three-year period that began April 1, 2000. The services called for in the contract are related to assisting Carrefour with its implementation of GNX functionality and processes.

In January 2000, we began moving our solutions to a Microsoft relational data base platform specifically designed for use on the Web, including use of XML technology. The first release of our new Microsoft-based solution for marketing purposes was completed in August of 2000. We have branded this solution "MySourcingCenter(TM)."

Carrefour's acquisition of Promodes was followed closely by its formation of, and involvement with GNX. Shortly thereafter, a competing exchange to GNX that is also comprised of major retailers was formed. This exchange is called the WorldWide Retail Exchange, or WWRE. Based on these events, we decided to approach the retail industry on the basis of vertical product markets rather than trying to broadly address all retail product and supplier categories. Our initial target market within retail is home improvement. We tailored MySourcingCenter(TM) to this retail segment, and in the fall of calendar 2000 we began marketing our online location as "MySourcingCenter(TM) for Home Improvement" specifically to buyers and suppliers in the home improvement industry. Due to our position in the pre-order phase of merchandise procurement and with our market making services, we believe we are complementary to the GNX and WWRE exchanges, and provide a valuable service to their members as well as to non-member retailers and suppliers.

To date, we are working with House2Home (formerly HomeBase, Inc., a Southern California-based operator of home decorating superstores), France-based Leroy Merlin (the second largest home improvement company in France and one of the largest in Europe) and Austria-based bauMax (the leading home improvement retailer in Austria and neighboring Central and East European countries). We are also in discussions with various additional retailers or their buyers, as well as with representative organizations that import and sell home improvement products in the U.S., regarding evaluations of our pre-order merchandise procurement solution. The representative organizations can benefit from the time and cost savings of MySourcingCenter(TM) both in their communications with their overseas suppliers as well as with their end customer, the retailer.

SourcingLink's Products and Services

SourcingLink has developed an Internet-based, hosted solution that provides an online location for retailers and merchandise suppliers to manage their sourcing, or pre-order merchandise procurement activities, in a reliable and secure environment. We provide immediate connectivity between retail merchandise buyers and their suppliers worldwide. Our hosted solutions lie outside our customers' firewalls and are accessed with standard Web browsers. Our proprietary software organizes and automates a broad range of sourcing activities, significantly improving productivity and reducing costs and buying lead-times. The solution is provided on a turnkey basis, including project management for buyer rollout, and both online and global help desk support for buyers and suppliers.

Our application set includes functionality for various aspects of the merchandise sourcing workflow. These solutions include MySourcingCenter(TM), ShipLink(TM) and InspectLink(TM). At this time, we are focusing primarily on MySourcingCenter(TM) for the home improvement segment of the retail industry. Our goal here is to achieve successful proof-of-concept, and establish market presence, in this retail market segment.

MySourcingCenter(TM)
--------------------

MySourcingCenter(TM) is an online location for finding, displaying, comparing and negotiating the purchase of products, thereby saving time and money in the pre-order phase of merchandise procurement. It is comprehensive and Internet-based, featuring a database of subscribers, company and product information, industry news, standardized electronic forms for streamlined document exchange, easy-to-use catalogs and an import/export function to integrate with existing back office systems. It is designed to replace current paper based one-to-one communications between buyers and suppliers, while also providing one-to-many searches and data exchange for all subscribers. Because MySourcingCenter(TM) is accessed by a standard Web browser, it requires no customer-installed software. Subscription is based on a low-cost fixed periodic fee, so there are no escalating transaction-based charges.

We provide our customers with a complete turnkey solution. All of the underlying software resides outside of customer firewalls in a secure, third party co-location facility. This centrally managed clearinghouse approach, along with XML technology, enables retailers and merchandise suppliers to meet each other's specific information requirements without customizing the information being transmitted. It also ensures compatibility with a large number of proprietary systems.

Reporting and forms are standardized for suppliers, and standard forms are also available for retailers. The data is automatically tailored to the type of product being negotiated. In addition, we will map standard supplier data to any forms specification the retailer may have, providing a customized display to meet the requirements of any retailer.

InspectLink(TM) and ShipLink(TM)
--------------------------------

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

InspectLink and ShipLink were used primarily with Carrefour, which phased down its use of these applications over the second half of fiscal 2001. Subsequent to March 31, 2001, these functions were taken in-house by Carrefour. We are not actively marketing InspectLink and ShipLink to other customers at this time as our emphasis and sales resources are focused on MySourcingCenter(TM) and our Strategic Sourcing Services (described below).

Professional Services

We provide professional services in the area of Internet-based pre-order merchandise procurement. We call these our Strategic Sourcing Services. We conduct buyer and supplier training on business-to-business tools and exchanges. Related to our solutions, we provide project management for retailer implementations of MySourcingCenter(TM). Our project management staff assists the retailer with all phases of the implementation process. This includes planning, buyer training, rollout to suppliers and access to the help desk. For suppliers, there is both online help and global help desk support. We also provide other strategic sourcing services primarily related to the Internet-based merchandise procurement process.

SourcingLink provides services to Carrefour, the second largest retailer in the world, under a three-year, $9 million contract. The services called for in the Carrefour contract are related to the use of Internet-based merchandise procurement processes and procedures, and may include the use of our proprietary sourcing tools and training materials. We are exploring opportunities to expand these services with other members of retail exchanges that may need similar training and assistance, as well as with large suppliers or to other manufacturers that can take advantage of the benefits that strategic sourcing can provide.

Customers

We have targeted our solution at home improvement industry retailers, and their merchandise suppliers. To date, MySourcingCenter(TM) for Home Improvement has been adopted on a limited basis by House2Home (formerly HomeBase, Inc., a Southern California-based operator of home decorating superstores), France-based Leroy Merlin (the second largest home improvement company in France and one of the largest in Europe) and Austria-based bauMax (the leading home improvement retailer in Austria and neighboring Central and East European countries). These companies are in the early stage of rolling out our solution to their merchandise suppliers. We are also in discussions with various additional retailers regarding evaluations of our pre-order merchandise procurement solution, as well as with representative organizations that import and sell home improvement products in the U.S.

We are also now marketing directly to individual buyers within retail organizations, and the suppliers to such buyers.

The pre-Microsoft version of our sourcing solution was adopted and was in the process of being rolled-out by Promodes until Carrefour acquired Promodes late in calendar 1999. Certain buyers for, and suppliers to, the former Promodes central buying office (now part of Carrefour) are still using this solution to conduct merchandise sourcing. Carrefour, however, has contracted with its recently formed affiliated company, GlobalNetXchange, for facilitating certain buying activities electronically with its merchandise suppliers. Many of the Promodes suppliers have not renewed their annual subscriptions at recent anniversary dates, and the potential exists that additional subscribers will not renew their subscriptions to our solution in the future.

Under a three-year, $9 million contract with Carrefour, we are providing services to assist Carrefour with various aspects of sourcing merchandise over the Internet. We will explore opportunities to expand these consulting services with other members of retail exchanges, as well as with large suppliers or other manufacturers that can take advantage of the benefits that strategic sourcing can provide.

Sales, Marketing and our IBM and Microsoft Strategic Alliances

In fiscal 2000, we renegotiated our 1998 strategic relationship with IBM in an effort to reduce our reliance on them for the sales and marketing of our solution. Under this new strategy, we established an internal sales and marketing force in order to build direct relationships with our retailer customers, and better facilitate customer feedback. Also in fiscal 2000, we signed a new agreement with IBM that did not include any paid sales and marketing assistance from IBM.

In January 2000, SourcingLink entered into an eBusiness agreement with Microsoft Corp. The agreement, the terms of which are now substantially complete, provided for the integration of SourcingLink's proprietary Internet sourcing solutions with the Microsoft Windows Distributed Internet Applications (Windows DNA) architecture. In addition, pursuant to the terms of the agreement, the companies jointly collaborated on certain marketing efforts.

We have been and expect that we may continue to direct a portion of our sales and marketing efforts to developing reference accounts in selected retail sectors. Upon selection of our solution by the retailer, the retailer will notify its merchandise suppliers and will provide us with a contact list for our follow-up. We then provide each merchandise supplier with information regarding our solution, together with the necessary documentation for subscription to our solution. Through our online help menu and global help-desk, we assist the merchandise supplier in initializing our solution, training its personnel, developing its electronic catalog and electronically communicating with its retailer customers as well as potential new customers. In addition, our solution enables the merchandise supplier to connect to all of its current and new customers for the same fixed periodic subscription fee.

The planned pricing structure for MySourcingCenter(TM) offers merchandise suppliers the benefits of a low-cost periodic subscription. The up-front cost to implement our solution is limited to connectivity to the Internet, mapping and forms specifications, creation of electronic catalogs and training. Thereafter, subscribing merchandise suppliers can display limited company and product information at no charge, or pay a fixed periodic fee per seat for added functionality regardless of the number of retailers they are connected to or the number of transactions they process.

We are also marketing MySourcingCenter(TM) directly to buyers within retail companies, and directly to merchandise suppliers. Our solution may provide a valuable sales tool for merchandise suppliers, and a means for suppliers to exchange company and product information with multiple retailers on a widespread basis.

We expect to market our Strategic Sourcing Services to retailers involved in industry exchanges as well as to other companies, and to market specific proprietary application functionality and services to the retail industry exchanges to broaden their offerings.


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

The software architecture of our solution is a relational database that includes online member profiles, policies and procedures, user authentication and controlled access (via secure login and password procedures), messaging, workflow management, and the ability to selectively share databases of product information such as forms and catalogs. It supports industry standard protocols such as HTTP, HTTPS, and SMTP. Our current version, named MySourcingCenter(TM), is built with Windows DNA architecture and Microsoft SQL Server 7.0 technology. This application was designed specifically for the Web, and was introduced to the market in August of 2000.

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

We currently maintain our servers in the Southern California region at a hardened, tier-one data center of Verio, Inc., one of the world's largest Web hosting companies.

We expect that the volume of traffic on our Web site and the number of transactions being conducted by users may increase, which could require us to expand and upgrade our technology, transaction processing systems and network infrastructure and add new engineering personnel. We may be unable to accurately project the rate or timing of increases in the use of our services or timely expand and upgrade our systems and infrastructure to accommodate such increases. Any failure to expand or upgrade our systems to keep pace with the growth in demand for capacity could cause our Web site to become unstable and possibly cease to operate for a period of time. Unscheduled downtime could harm our business.

Product Development

Our development organization is focused on developing and enhancing our core sourcing solution, named MySourcingCenter(TM). The development group is supported by our QA group which implements a process designed to identify defects throughout the entire development cycle.

We entered into an agreement with Microsoft Corp. in January 2000 under which we moved our solutions to a Microsoft technology platform and foundation. We maintained the functionality of our solution while making it significantly faster with a better user interface including improved ease of use, navigation, consistency and look and feel. We also intend to make extensive use of XML to facilitate integration with our customers' in-house, back-office systems.

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

Competition

The market for business-to-business eCommerce solutions in general, and supply chain management solutions and Strategic Sourcing Services in particular, is extremely competitive, evolving and characterized by continuous rapid development of technology. Competition to capture business users of both solutions and services is intense and is expected to increase dramatically in the future. Such competition will likely result in realizing lower profit margins, which could have a serious adverse impact on our business and prospects.

The competitors to our Internet solution business include traditional application providers that have extended their connections over the Internet, or may in the future, and new Internet companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within new or existing portals. Recently formed companies that are owned primarily by retailers, such as GlobalNetXchange and WorldWide Retail Exchange, are designed to provide collaborative planning and forecast requirements, or CPFR, auction capabilities, and other electronic connectivity for the retailer owners and their merchandise suppliers and may provide substantial competition in the retail marketplace. Companies such as FreeMarkets, Inc. provide general Internet-based sourcing capabilities and services for buyers and suppliers in a business-to-business electronic marketplace. Companies that provide electronic catalogs and content management services could expand their offerings to include sourcing functionality. Companies with electronic catalogs include Requisite Technology, Inc., Vignette Corp. and Cardonet, Inc. Companies that offer EDI include General Electric Information Services, QRS Inc., Computer Associates International, Inc. and IBM. Companies that offer exchange or marketplace solutions include Oracle Corporation, VerticalNet, Commerce One, Netscape, Ariba, Inc., OpenShelf.com, Cyber Merchants Exchange, Inc. and Global Sources.

With respect to our Strategic Sourcing Services, competitors include the major consulting companies such as Accenture and A.T. Kearney, Inc., the consulting arms of the international accounting firms and several large computer-industry companies, including IBM. FreeMarkets, Inc. offers professional services along with their electronic marketplace tools and capabilities. In addition, there are many smaller firms that may provide services in this market. While many of these companies do not have the hands-on experience that we have gained through our work with Carrefour, some of these companies have been involved in services projects with the retail industry exchanges.

Some of the competitive companies described above have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the solutions business, one or more of these competitors may develop and add, or enhance, pre-order merchandise sourcing capabilities within their existing product offerings, giving them a broader or more comprehensive solution than our solution, which could adversely affect our business. In the services area, many of our competitors have more general consulting background than we do, and could leverage this experience to their advantage in approaching strategic sourcing services engagements. They could develop or enhance their knowledge and capabilities specific to retail sourcing, and focus more closely on our area of expertise. We expect that additional established and emerging companies will seek to enter our markets as they continue to develop and expand.

We believe that the primary competitive factors that will influence the success of companies seeking to provide large-scale exchange capability include history of operating exchanges, technical competence and capability, software content, and business partners. For supply chain management solutions and professional services, the primary competitive factors will be industry knowledge, value-added content or processes, product and service features, quality and performance, attractive pricing, global reach and information management capabilities. Although we believe that our solutions and services effectively address these factors for supply chain management solutions and professional services, our market is relatively new and rapidly evolving. We may not be able to compete successfully against future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Intellectual Property and Other Proprietary Rights

We depend on our ability to develop and maintain the proprietary aspects of our technologies, tools, methodologies and processes. To protect our proprietary technology and know-how, we rely primarily on a combination of contractual provisions, confidentiality procedures, and trade secrets. Copyrights and trademarks are currently looked to for the protection of brand names for marketing purposes, and would be used to protect software and documentation and other written materials if deemed appropriate by management and legal counsel. These legal measures typically afford only limited protection.

We require our customers to enter into agreements that impose restrictions on their ability to utilize our solutions and services and prohibit unauthorized use or copying of the software or tools incorporated in our service. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us, and restricting access to our source code. We cannot assure you that any of our proprietary rights with respect to our solutions or services will be viable or have value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

We may not develop proprietary products, technologies or processes that are patentable and it is possible that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our service to perform key functions. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of new versions of our solution until equivalent technology can be identified, licensed or developed and integrated into our product. These delays, if they occur, could seriously harm our business.

We are in the process of applying for registration of certain of our trademarks in the United States and certain other foreign countries. The trademark applications will be subject to review by the applicable governmental authority, may be opposed by private parties and the trademarks may not issue.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and services, or to obtain and use information that we regard as proprietary. Policing unauthorized use of our solutions and services is difficult, and while we are unable to determine the extent to which such unauthorized use or piracy exists, these can be expected to be persistent problems. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our solutions or services, or design around our intellectual property rights.

There has been a substantial amount of litigation in the software, Internet and professional services industries regarding intellectual property rights. It is possible that in the future third parties may claim that SourcingLink or our current or future products infringe their intellectual property. We expect that providers of eCommerce solutions will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in the introduction of new technology or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of May 31, 2001, we had 36 full time employees, including eleven in solution sales, marketing and support, nine in engineering and development, ten in professional services, and six in management and administrative support functions. As of May 31, 2001, four of these employees were located in Paris, France, one each in Spain, Argentina, Brazil and Hong Kong, and the remaining employees were located in the United States. Our employees are not represented by a labor union and we believe that our relations with our employees are good.

                         Risks Related to Our Business

We are an early-stage company and our limited history makes it difficult to evaluate our future prospects.

We were founded in 1993 but have a limited operating history due to the significant amount of time spent developing our product. This limited operating history makes it difficult or impossible to evaluate our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new, unproven and rapidly evolving markets. To address these risks, we must, among other things, continue to upgrade our technology, commercialize products incorporating such technology, continue to attract, retain and motivate qualified persons and respond to competitive developments. There can be no assurance that we will be successful in addressing such risks. If we do not successfully address these risks, our business will be seriously harmed.

The market for our solution and services is at an early stage. We need additional retailers and their merchandise suppliers to implement and use our solution and services.

The market for Internet-based business-to-business solutions and services is at an early stage of development. Our success depends on a significant number of retailers and their merchandise suppliers implementing our solution and contracting for our services. The decision to implement our solution or services by major retailers and their merchandise suppliers is controlled by multiple parties within the retail organization. In order to implement our solution or services, often these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our solution and services may depend on leveraging existing customers as reference accounts. Unless a significant number of retailers and their merchandise suppliers implement our solution or contract for our services, our solution and services may not achieve widespread market acceptance and our business will be seriously harmed.

We have a history of losses and expect to incur losses in the future.

We incurred net losses of $1.6 million in fiscal 2001 and $4.5 million in fiscal 2000. As of March 31, 2001, we had an accumulated deficit of approximately $20.5 million. While we expect the Carrefour contract will provide a total of $9 million of revenue over the three-year period that began on April 1, 2000, we also expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. In addition, with Carrefour's acquisition of Promodes and subsequent formation, along with Sears, Roebuck & Co. and Oracle Corporation, of GlobalNetXchange, we have lost subscribing suppliers of the former Promodes central buying organization. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur losses in upcoming financial quarters.

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

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicators of future performance. Our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

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

We expect revenue from our solution to augment revenue from our consulting contract with Carrefour in the future.

We anticipate that revenues from our solution will constitute substantially all of our non-service revenues for the foreseeable future. Consequently, if we are unable to generate sales of, or demand at an adequate price for, our solution, or if it fails to achieve market acceptance, our prospects would be seriously harmed. Likewise, substantial non-performance by us on the Carrefour contract would seriously harm our ability to collect the minimum payments due to us under the contract, which amount to a total of $9 million over the three-year period that began April 1, 2000.

Implementation of our solutions by large retailers is complex, time consuming and expensive. We frequently experience long sales and implementation cycles.

Our supply chain management solution is often viewed as an enterprise-wide solution that must be deployed to many users within a large retailer's sourcing organization. An enterprise-wide adoption by large retailers is often characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In addition, our customers generally consider other issues before adopting our solution, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our solution. It takes several months to finalize an enterprise-wide sale and the sale must often be approved by a number of management levels within the customer organization. Entering into an agreement with a customer for the implementation of our solution does not assure that the customer will in fact make such implementation or assure the time frame in which the implementation may occur.
A delay or change of these commitments may adversely affect our financial results for a particular quarter.

We are currently marketing our solution to buyers within retail companies, and directly to suppliers, in addition to targeting enterprise-wide rollouts for large retailers. There is no assurance that this strategy will shorten sales cycles or result in significant new customer subscriptions to our solution.

We derive most of our revenue from sales to a small number of retailers. If we are not able to retain these retailers as customers our revenues will be reduced and our financial results and prospects will suffer.

Our largest customer accounts for a substantial majority of our revenues. In the fiscal year ended March 31, 2001, sales to Carrefour and its suppliers accounted for 94% of our total revenues. We may not be able to retain our key retail customers or these customers may decrease their commitment to require their suppliers to use our solution. Specifically, due to Carrefour's participation in GlobalNetXchange, we may not have the opportunity to market to its suppliers in combination with Carrefour. We may be unable to adequately perform the required services under our contract with Carrefour. Any substantial decrease or delay in sales to suppliers of one or more of our key retail customers, or sales of services to a key customer, could harm our sales or financial results.

Our customers are either in, or supplying goods to, the retail industry. A significant change or downturn in this industry could adversely affect our prospects.

We currently depend on a third party service provider in Southern California for the management and security of our network infrastructure.

We depend on a third-party service provider, Verio, Inc., for certain services relating to our infrastructure, including management, maintenance and security of communications lines and network data centers. The Verio, Inc. site we use is located in Southern California, an earthquake-prone region. Southern California is currently experiencing shortages of electrical power and other energy resources, which has resulted in blackouts, temporary power outages and other usage restrictions and energy consumption regulations. An earthquake or electrical power shortage may affect the ability of Verio, Inc. to provide uninterrupted management of our communications lines and network data centers, which would adversely affect the ability of our customers to access our solution and services.

We face intense competition. If we are unable to compete successfully, our prospects will be seriously harmed.

The market for business-to-business eCommerce solutions in general, and supply chain management solutions and services in particular, is extremely competitive, evolving and characterized by continuous rapid development of technology. Competition to capture business users of both solutions and services is intense and is expected to increase dramatically in the future. Such competition will likely result in realizing lower profit margins, which could have a serious adverse impact on our business and prospects.

Recently-formed exchanges such as GlobalNetXchange and WorldWide Retail Exchange are owned primarily by retailers and are focused exclusively on retail merchandise procurement. Companies such as FreeMarkets, Inc. provide general Internet-based sourcing capabilities and services for buyers and suppliers in a business-to-business electronic marketplace. Companies that provide electronic catalogs and content management services could expand their offerings to include sourcing functionality. Our indirect competitors are traditional value-added network solution providers that have extended their value-added network connections over the Internet. We also face indirect competition from both new and traditional companies that are focused on trading exchanges or marketplaces that allow merchandise buyers and sellers to access each other on channels within new or existing portals. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, giving these companies a broader or more comprehensive solution than our solution, which could adversely affect our business. We also expect that additional established and emerging companies will seek to enter our solutions market as it continues to develop and expand.

In our services business, competitors include the major consulting companies such as Accenture and A.T. Kearney, Inc., the consulting arms of the international accounting firms and several large computer-industry companies, including IBM. FreeMarkets, Inc. offers professional services along with their electronic marketplace tools and capabilities. In addition, there are many smaller firms that provide services in this market. While many of these companies do not have the hands-on experience that we have gained through our work with Carrefour, some of these companies have been involved in services projects with the retail industry exchanges.

We may not be able to compete successfully against future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources, greater name recognition or a larger installed base of customers.

We depend on the introduction of new versions of our solution that enhance the functionality and services offered by our solution.

If we are unable to develop new software or enhancements to our existing solution on a timely and cost-effective basis, or if such new software or enhancements do not achieve market acceptance, our business would be seriously harmed. The life cycle of our solution is difficult to predict because the market for our solution is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of alternative services employing new technologies and emerging industry standards could render our existing solution obsolete and unmarketable.

To be successful, our solution must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance.
However, in developing new features of our solution, we may:

     . Fail to develop and market features that respond to technological changes or emerging industry standards in a timely or cost-effective manner;
     . Encounter products, capabilities or technologies developed by others that render our solution obsolete or noncompetitive or that shorten the life cycle of our existing solution;
     . Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new features; or
     . Fail to develop new features that adequately meet the requirements of the marketplace or achieve market acceptance.

We depend on our key personnel.

Our future performance depends on the continued service of our senior management, product development, professional services, and sales and marketing personnel. The loss of the services of one or more of our key personnel could seriously harm our business. The Company lost its Chief Executive Officer, Sean Maloy, when he passed away in October 2000, which we believe impacted our business. Shortly after the end of fiscal year 2001, we hired Daniel B. Rawlings, 38, as our new Chief Executive Officer. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, services, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our professional services, direct sales and product development organizations. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our software may contain errors or defects.

Our software is complex and may contain undetected errors or failures when first introduced. This may result in failure to achieve or maintain market acceptance of our solution. We have in the past discovered programming errors in our new releases after their introduction. We have experienced delays in release and customer frustration during the period required to correct these errors. We may discover errors in the future, including scalability and volume of activity limitations, in existing versions or new versions after release, which could materially and adversely affect our business.

Protection of our intellectual property may not be adequate.

We depend on our ability to develop and maintain the proprietary aspects of our solution and services. To protect our proprietary technology, methodologies and know-how, we rely primarily on a combination of contractual provisions, confidentiality procedures and use of trade secrets.

We do not sell our software. We require our customers to enter into user agreements, which impose restrictions on their ability to utilize the software. In addition, we take steps to avoid disclosure of our trade secrets, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us, and restricting access to our source code. We may seek to protect our software, methodologies, know-how, and documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The validity and enforceability of the different methods of protection of proprietary rights in Internet-related industries are uncertain and still evolving. Therefore we cannot assure you that any of our proprietary rights with respect to our solution or services will be viable or of value in the future.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solution or obtain and use information that we regard as proprietary. Policing unauthorized use of our solution is time consuming and expensive. While we are unable to determine the extent to which unauthorized use exists, it can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology or methodologies, or duplicate our solution or our other intellectual property.

There has been a substantial amount of litigation in the Internet industry regarding intellectual property rights. It is possible that in the future, third parties may claim that our current solution or potential future solutions infringe upon their intellectual property. In addition, we could become subject to infringement claims with regard to our services methodologies or know-how. Any claims, whether or not such claims have merit, could be time-consuming, result in costly litigation, cause delays in the introduction of new versions or features or the sales of our services, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on licenses of IBM's Lotus Domino software for certain of our solutions, and various Microsoft licenses for our new solutions. We may in the future be dependent on developers' licenses from enterprise resource planning, database and other system software merchandise suppliers in order to ensure compliance of our solution with their systems. We may not be able to obtain licenses to use any required third party intellectual property in the future on terms acceptable to us, or at all.

Our current systems, procedures and controls may be inadequate to support the growth and the expansion of our services business.

We currently plan to hire new employees and to expand the geographic scope of our services customer base and operations. These activities will result in substantial demands on our management resources. Our ability to compete effectively and to manage any future expansion of our services and operations will require us to continue to improve our financial and management controls, reporting systems, project management and procedures on a timely basis, and expand, train and manage our employee work force. We may encounter difficulties in transitioning and expanding our business in the services area, and our personnel, systems, procedures and controls may be inadequate to support our future operations.

Energy shortages may adversely impact operations.

California is currently experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling electrical power outages. The computer equipment and other systems in our operating location in California are subject to shutdown in the event of a rolling electrical power outage. Currently, the third party service provider of the network infrastructure for our solution has secondary electrical power sources to mitigate the impact of temporary or long-term electrical outages. However, our internal systems, including our development network, have only brief, temporary electrical power backup. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our commercial manufacturing and other activities.

Our business is susceptible to risks associated with international operations.

We market our solution and services to retailers worldwide, and historically have derived a significant portion of our revenues from international sales. As such, we are subject to risks associated with international business activities. These risks generally include:

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

Our ability to apply our net operating losses against taxable income in future periods will affect our future net income and cash flow. As of March 31, 2001, our net operating losses totaled approximately $13 million for United States federal tax reporting purposes. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses, harming our financial condition.

                         Risks Related to Our Industry

We depend on increasing use of the Internet and on the growth of eCommerce. If the use of the Internet and eCommerce do not grow as anticipated, our business will be seriously harmed.

Our success depends on the increased acceptance and use of the Internet as a medium of commerce on a global basis. Growth in the use of the Internet is a recent phenomenon and has fluctuated in the recent past. As a result, acceptance and use of the Internet may not continue to develop at significant rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

Our business would be seriously harmed if:

     . Use of the Internet, the Web and other online services does not increase or increases more slowly than expected;
     . The infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur; or
     . The Internet, the Web and other online services do not create a viable commercial marketplace, inhibiting the development of eCommerce and reducing the need for our solution.

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

A significant requirement for eCommerce and communications over the Internet is the availability of methods ensuring secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other Web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. In addition, anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations.

In the past, computer viruses have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers, which could disrupt our network or make it inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could also expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

Our software solution may experience delays as a result of high volumes of traffic.

Our solution is currently operating on a limited basis. Our software may not be fully scalable, and if the volume of traffic on the Web site for our solution significantly increases, our solution may experience slower response times or other problems. In addition, users will depend on Internet Service Providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for access to our solution. Internet Service Providers and telecommunication companies have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users of our solution to perceive this service as not functioning properly and therefore cause them to use other methods to manage their sourcing and procurement activities.

Even if the Internet infrastructure is adequately developed and maintained, we may incur substantial expenditures in order to adapt our solution to changing Internet technologies. Such additional expenses could severely harm our financial results.

Increasing government regulation could limit the market for, or impose sales and other taxes on the sale of our solution and services.

As eCommerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that such legislation could expose companies involved in eCommerce to liability, which could limit the growth of eCommerce generally. Such legislation could also dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for our solution and services.

We do not collect sales or other similar taxes in respect of registration and subscription fees for the use of our solution. However, one or more states or countries may seek to impose use tax on companies like us. Federal law currently limits the ability of the states to impose taxes on certain Internet-based transactions. These laws apply only for a limited time period. On or prior to the end of this period, the moratorium on the imposition of these taxes could be extended or new legislation could be enacted that similarly limits the imposition of these taxes. Failure to so extend or enact new legislation could allow various states to impose taxes on eCommerce, and the imposition of these taxes could seriously harm our business.

ITEM 2. PROPERTIES

We maintain one office in San Diego, California occupying approximately 8,000 square feet of space. Our operating lease on this facility expires in October 2002. Current monthly rent on this facility is approximately $15,000. Management believes that such facility is adequately insured. Our non-U.S. based employees work in various offices of our customer, Carrefour.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending to which we are a party and our management is unaware of any contemplated legal actions against us.

ITEM 4. SUBMISSION OF ITEMS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock traded on the OTC Bulletin Board through December 10, 1999, at which time it began trading on the Nasdaq SmallCap Market. Through July 1999, our stock symbol was "QCSC." Concurrent with a July 1999 change in our name from QCS.net Corporation to SourcingLink.net, Inc., the trading symbol was changed to "SNET." The following table lists the high and low sales prices for our common stock as quoted on the Nasdaq SmallCap Market or the high and low closing bid quotations on the OTC Bulletin Board, as applicable, for the periods indicated. The market quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. All quotations have been restated to reflect the 1 for 4 reverse stock split of SourcingLink's common stock in August 1999.


                                                                High               Low
                                                          -----------------   --------------
          Fiscal Year Ended March 31, 2000
            First Quarter                                     $ 11.248             $6.748
            Second Quarter                                       15.00               7.12
            Third Quarter                                        26.75               5.75
            Fourth Quarter                                       49.00               9.75
          Fiscal Year Ended March 31, 2001
            First Quarter                                     $  8.938             $ 3.50
            Second Quarter                                       6.219              2.406
            Third Quarter                                         2.75               0.50
            Fourth Quarter                                        1.25              0.438

As of March 31, 2001, there were 149 holders of record and approximately 1,025 beneficial holders of SourcingLink's common stock.

The Company has never declared nor paid dividends on its common stock and does not anticipate paying dividends on its common stock for the foreseeable future.

The last of the Series A Convertible Preferred Stock of the Company outstanding was converted to common stock as of the year ended March 31, 2001. Accordingly, the only stock outstanding of the Company is its common stock and there are no longer any shares of stock outstanding with special voting rights.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us during the fiscal year ended March 31, 2001 involving sales of our securities that were not registered under the Securities Act.

     During fiscal year 2001 we granted incentive stock options and nonqualified stock options to purchase an aggregate of 401,550 shares of common stock to eligible employees and directors pursuant to our stock option plans. The exercise price for such options ranged from $0.438 to $6.875 per share. Such options were issued but not sold, in the view of SourcingLink, and therefore, registration thereof was not required. During the same period, SourcingLink issued an aggregate of 9,250 shares of common stock to employees and former employees upon the exercise of options under SourcingLink's stock option plans.

We have used proceeds of the stock sales for working capital and other general corporate purposes.

We did not employ any underwriters in connection with the transactions set forth above.

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

Overview

SourcingLink is a provider of comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based, hosted solutions are aimed at the pre-order phase of business-to-business merchandise sourcing, and enable retailers to organize, automate and significantly reduce the cost of their pre-order merchandise sourcing activities by searching for and connecting directly with retail merchandise suppliers around the globe. For merchandise suppliers, the solution provides a sales tool to expand market reach, as well as a means to reduce costs with electronic forms and online communications. SourcingLink provides complementary strategic sourcing services for retail buyers and merchandise suppliers. These services include training of buyers and suppliers on Internet-based business-to-business tools and exchanges, bringing buyers and suppliers together in online environments, and hands-on buyer auction implementation.

Through fiscal 2000, SourcingLink's revenues were generated principally from "pay-as-you-go" transactional fees or fixed monthly or annual subscription fees for access to and use of SourcingLink's hosted solutions. Effective April 1, 1999, we discontinued offering the pay-as-you-go transactional fee option for new subscribers to our core Internet sourcing solution, and effective January 1, 2000 the pay-as-you-go option was eliminated for all such subscribers. A portion of these revenues is derived from desktop solutions, primarily from use of the InspectLink(TM) inspection data application with one long-standing customer. Our focus for hosted solutions, however, is our core Internet sourcing solution, MySourcingCenter(TM), which was released on a Microsoft platform in the first quarter of fiscal year 2001.

In fiscal 2001, the majority of our revenue was generated from a services contract entered into in March 2000 with Paris, France-based Carrefour S.A. (the "Carrefour contract"). The agreement with Carrefour, the world's second largest retailer, provides that SourcingLink will receive a minimum of $9 million for services to be performed over a three-year period which began April 1, 2000. The Carrefour contract followed an announcement by Carrefour that it, Sears, Roebuck & Co. and Oracle Corporation were forming a new company named GlobalNetXchange ("GNX"), for the purpose of connecting electronically and facilitating certain merchandise buying activities with suppliers worldwide. Under our contract, we will assist Carrefour with its implementation of GNX functionality and processes.

Sales of SourcingLink's Internet solution generally require adoption by retailers and then a rollout to the retailer's merchandise suppliers that SourcingLink expects will result in lengthy sales and implementation cycles. Sales directly to merchandise suppliers for lead generation and electronic connectivity to retailer buyers may involve small and highly dispersed target customers and marketing to communities of suppliers within a retail market segment.

IBM Agreements

Original IBM Agreements. SourcingLink entered into a multi-faceted eCommerce agreement with IBM in the third quarter of fiscal year 1998, as an amendment to an earlier 1996 agreement under which SourcingLink became an active participant in IBM's e-commerce group. Under the 1998 contract, referred to in the discussion below as the "IBM agreement" or the "Agreement," IBM had been providing most of the sales and marketing effort, worldwide help desk support and project management for SourcingLink through the expiration of the contract on September 30, 1999. Under the same Agreement, IBM also provided the network and server infrastructure supporting SourcingLink's solutions. Payments to IBM for these services were based on a percentage of sales under a revenue sharing provision of the Agreement, and were accounted for as cost of sales. Through September 30, 1999, the Company assisted IBM with certain sales and marketing efforts for the Company's solution, and billed IBM at cost for such services. These billings to

IBM have been recorded as Professional Services revenue. As these services were provided on a cost-reimbursement basis, there was an equal and offsetting cost of revenue, and thus there was no gross profit margin associated with this Professional Services revenue. Effective October 1, 1999, the Company began performing its sales, marketing and project management in-house; therefore, there is no further revenue from services to IBM after September 30, 1999. New agreements were entered into with IBM as of October 1, 1999, as discussed below.

New IBM Agreements. Effective October 1, 1999, the Company entered into a new network services and infrastructure agreement with IBM. In addition, the Company entered into a separate agreement to define its on-going co-marketing relationship with IBM. As mentioned above, the cost of these services was historically based on revenue sharing, and was all included in cost of revenue. Beginning October 1, 1999, the accounting for these new agreements was as follows:

     . For the infrastructure agreement, which included the housing of servers in IBM's data management center, the Company paid IBM under a combined fixed and variable price structure, based upon the level of service. Payments for these services were accounted for as cost of revenue.

     . For the co-marketing agreement, which includes use of the IBM logo and e-business mark on Company marketing material and our Web site, there are no payments required under the Company's present status as a premier IBM e-business partner.

The Company elected not to renew the infrastructure portion of its agreement with IBM upon expiration of that agreement on September 30, 2000. The Company has accommodated its infrastructure needs at lower cost by acquiring equipment and locating it at a third-party hosted site. We continue to have in place the co-marketing agreement with IBM.

Description of Costs and Expenses

During the period we contracted with IBM for our network infrastructure, which ended on September 30, 2000 as we elected to pursue other, less costly arrangements, the cost of Subscriber revenue consisted primarily of fees paid to IBM. After that date, the cost of Subscriber revenue consists primarily of fees paid to providers of local co-location and Internet access services, and certain internal costs of maintaining and monitoring our equipment located at the third-party site.

For fiscal 1999 and the majority of fiscal 2000, the cost of Professional Services revenue equaled the revenue received based on the cost reimbursement provision of the IBM agreement. The reimbursed costs consisted primarily of payroll related costs of our employees providing the services to IBM. In fiscal 2001, Professional Services revenue was received primarily under the Carrefour contract, and the cost of such revenue consisted of the time and expenses of our consulting staff on-site at various Carrefour locations.

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

Accumulated Losses

From its inception in 1993 through March 31, 2001, SourcingLink has incurred net losses of approximately $20.5 million, primarily as a result of costs to develop its technology, to develop and introduce its sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success is highly dependent on its ability to execute in a timely manner its sales and marketing plans, including the expansion of its customer base, of which no assurance can be made. Additional factors in the Company's success include the ability to raise additional capital, continued satisfactory performance under the major Professional Services contract, and continued contributions of key management, consulting, development, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition.

As a result of the accumulated losses, the Company has not recorded any provision for income taxes since inception. As of March 31, 2001, net operating loss carryforwards for United States federal income tax purposes were approximately $13 million. In addition, the Company had net operating loss carryforwards for income tax purposes in France of approximately $1.5 million. Under the tax laws, the amounts of and benefits from these net operating losses may be impaired or limited in certain circumstances, for example, in the case of the U.S. net operating losses, a cumulative ownership change of more than 50% as defined, over a three-year period.

Change in Fiscal Year

In May 1999, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to March 31. Accordingly, fiscal 1999 is a nine-month period beginning July 1, 1998 and ending March 31, 1999. Fiscal 2001 and 2000 are the twelve-month periods ended March 31, 2001 and 2000, respectively. For purposes of this discussion and analysis, the results of operations for fiscal 2000 are compared to pro forma results for the twelve months ended March 31, 1999. The twelve-month March 1999 pro forma results are contained in Note 11 to the consolidated financial statements.

Results of Operations

Results of operations for the twelve months ended March 31, 2001 and 2000

Revenue. Total revenue for fiscal 2001 increased $3.0 million, or 304%, to $4.0 million from $1.0 million in the twelve months ended March 31, 2000. Professional Services revenue increased $3.3 million to $3.5 million from $199,000 in the prior twelve-month period. The increase in services revenue is attributable to the Carrefour contract, a three-year, $9 million services agreement that began April 1, 2000. The Professional Services revenue in the prior year was primarily for sales and marketing services paid for by IBM under an agreement that was concluded by SourcingLink effective September 30, 1999, as previously described. Subscriber revenue in fiscal 2001 decreased $304,000, or 38%, to $491,000 from $795,000 in the prior fiscal year. The majority of this decrease is related to the desktop solutions SourcingLink provided for use by its major customer in managing inspection and shipping tracking data. Revenue from these applications declined over the second half of fiscal 2001, and subsequent to year-end, the customer has moved these desktop applications in-house.

A portion of the Subscriber revenue in both the current and prior years is from subscriptions to our sourcing solution from suppliers that were made available to us by Paris, France-based Promodes, which was acquired by Carrefour late in calendar 1999. As previously mentioned, Carrefour has contracted with GNX for facilitating certain buying activities electronically with its merchandise suppliers. Many of these subscribers have not renewed their annual subscriptions at recent anniversary dates, and the potential exists that additional subscribers will not renew their subscriptions to our solution in the future. The Company is pursuing new retail customers with suppliers that could adopt our solution, and has released a version of its solution targeted at the home improvement segment of the retail market. The Company is working with House2Home (formerly HomeBase, Inc.), France-based Leroy Merlin, and other home improvement retailers to register their buyers and suppliers for the use of MySourcingCenter(TM) for Home Improvement, and will continue marketing the solution to other buyers and suppliers in that vertical market. The Company also has a multi-year consulting contract with Carrefour that will provide revenue over a remaining two-year period, as previously described.

Due to the Carrefour contract, the Company expects that Professional Services revenue will continue to comprise a significant portion of the Company's overall revenue in fiscal 2002. However, the current phase of the project was in full deployment throughout the third and fourth quarters of fiscal 2001, and revenue under the contract is likely to be reduced somewhat from those third and fourth quarter levels due to the successful completion of the first phase, and the start-up of the next phase early in fiscal 2002.

For MySourcingCenter(TM) Subscriber revenue, the Company's solution for the home improvement industry involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers.

Cost of Revenue. In fiscal 2001, the cost of revenue increased $866,000, or 120%, to $1.6 million from $724,000 in the prior twelve-month period. This increase is primarily attributable to the cost of Professional Services revenues, which increased $809,000, or 543%, to $958,000 from $149,000 during the comparable prior year period. The current year costs are attributable to the labor and other expenses related to the Carrefour contract. The cost of revenue from Subscribers in fiscal 2001 increased $57,000, or 10%, to $633,000 from $576,000 last year. In both the current and prior year periods, the cost of Subscriber revenue consists largely of fees paid to IBM for infrastructure support of the Company's online solutions within the IBM Global Network. As previously mentioned, the Company obtained lower costs for its network infrastructure under a co-location arrangement, and did not renew its infrastructure contract with IBM after it expired during the fiscal year. The cost of the network infrastructure for the Company's online solutions did not decline along with the decrease in Subscriber revenue as the infrastructure is intended to accommodate activity up to various levels, and the costs remain in place whether activity within that level is high or low.

Total gross profit increased to $2.4 million, or 60% of overall revenue in the current fiscal year, from $269,000, or 27% of revenue in the twelve months ended March 31, 2000. The increase in gross profit is primarily attributable to the increase in Professional Services revenue and its associated profit. Future gross profit margins may be impacted by both the mix and level of Subscriber and Professional Services revenue, and by the pricing opportunities for, and labor and other costs associated with, future services revenue. As these factors and their effect on margins are not currently predictable, historical gross profit margins are not necessarily indicative of gross profit margins to be expected in the future.

Operating Expenses

Selling, General and Administrative Expenses. In fiscal 2001, the Company's selling, general and administrative expenses, excluding stock-based compensation, decreased $477,000, or 13%, to $3.1 million from $3.6 million in the twelve months ended March 31, 2000. The decrease in these expenses is primarily due to the deployment of certain employees to work on the Carrefour contract with the classification of their related expense as Cost of Revenue, and to reduced legal fees and travel costs.

Management expects that selling, general and administrative expenses will increase as we incur additional labor and other costs related to management and the marketing of our professional services, and as we increase our sales efforts related to our MySourcingCenter(TM) solution with buyers and suppliers in the home improvement retail industry.

Stock-based Compensation. Warrants for 175,000 shares of common stock were issued to three strategic partner companies during fiscal 2000. The amount of expense for the warrants was determined under the Black-Scholes valuation method and was being amortized over the periods associated with each of the business agreements underlying the warrants. This amortization amounted to $203,000 and $277,000 in fiscal 2001 and 2000, respectively. Of the 175,000 warrants, 150,000 were issued to Carrefour in December 1999. The Carrefour warrants were subsequently cancelled in March 2000 in conjunction with a new business agreement signed by the parties at that time. An additional 10,000 warrants were cancelled by the Company in March 2001, and the cost of the remaining 15,000 warrants was fully amortized as of March 31, 2001.

Product Development Expenses. Fiscal 2001 product development expenses decreased $227,000, or 19%, to $954,000 from $1.2 million for the prior twelve months. The decrease in product development expenses is primarily due to new accounting guidelines known as Emerging Issues Task Force Issue No. 00-2, which became effective for the Company on July 1, 2000. Under these guidelines, certain Web site development costs must be capitalized and amortized rather than expensed, which reduced the amount of product development costs that were expensed this year. In addition, we had lower labor costs, particularly in comparing the second half of fiscal 2001 to the same period in the prior year. We had ramped-up our development costs in fiscal 2000 for a major enhancement of our Internet solution, and this effort was completed during the first quarter of fiscal 2001.

Other Income (Expense), net and Interest Income. The principal components of other income (expense), net are certain franchise taxes, and exchange losses on foreign currency transactions with SourcingLink's subsidiary in France. Primarily as a result of these costs, other income (expense), net resulted in an expense of $21,000 and $16,000 in fiscal 2001 and 2000, respectively. Interest income was $243,000 in both the twelve-month periods ended March 31, 2001 and

2000.

Income Taxes. SourcingLink recorded net losses of $1.6 million and $4.5 million during the twelve months ended March 31, 2001 and 2000, respectively. Accordingly, no provision for income taxes was recorded in these periods. As of March 31, 2001, SourcingLink had net operating loss carryforwards for United States federal income tax purposes of approximately $13 million. These losses expire at various dates between 2011 and 2021. As of March 31, 2001, SourcingLink also had net operating loss carryforwards for income tax purposes in France of approximately $1.5 million that expire between 2001 and 2003. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of SourcingLink due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

Results of operations for the twelve months ended March 31, 2000 and 1999

Revenue. Total revenue for fiscal 2000 increased $5,000, or less than 1%, to $993,000 from $988,000 in the twelve months ended March 31, 1999. Subscriber revenue in fiscal 2000 increased $173,000, or 28%, to $795,000 from $622,000 in the prior twelve-month period. This increase in Subscriber revenue was primarily attributable to revenue from the Company's Internet sourcing solution, which was initially rolled-out in February 1999.

Offsetting the increase in Subscriber revenue was a decrease in Professional Services revenue of $167,000, or 46%, to $199,000 from $366,000 in the prior twelve-month period. Services revenue declined because the IBM Agreement was discontinued by SourcingLink as of September 30, 1999. Under that Agreement, SourcingLink paid fees based on revenue sharing for both hosting services and sales and marketing support. SourcingLink was reimbursed by IBM for certain of SourcingLink's sales and marketing expenses, with such reimbursements included as revenue for financial statement purposes. Thus, fiscal 2000 includes only six months of such revenue, whereas the comparable period in the prior year included a full twelve months of these reimbursements from IBM.

Cost of Revenue. In fiscal 2000, the cost of revenue increased $99,000, or 16%, to $724,000 from $625,000 in the prior twelve-month period. This increase is attributable to the cost of Subscriber revenue, which increased $316,000, or 122%, to $575,000 from $259,000 during the comparable prior year period. The Company's cost of Subscriber revenue in these periods consisted primarily of fees paid to IBM for infrastructure support and hosting of the Company's application services within the IBM Global Network. During the first six months of fiscal 2000, these fees paid to IBM were under the original Agreement and were based on revenue sharing. Costs were higher during these six months than during the comparable six months in the 1999 year due to the increased Subscriber revenue in fiscal 2000. Beginning October 1, 1999, the fees paid to IBM for hosting services were under the new IBM contract that provided for a combination of fixed and variable costs based on the level of service. The cost of sales incurred over the last six months of fiscal 2000 was near the minimum cost provided for in the contract, but such amount was substantially greater than the revenue sharing-based payment for the same period in the prior year.

All of the Professional Services revenue in the twelve months ended March 31, 1999, as well as the majority of such revenue in fiscal 2000 was from IBM. The IBM services revenue has a cost of revenue equal to the revenues received. The reduction in these costs in fiscal 2000 was due to a decrease in the services activities with IBM through September 30, 1999, with no further services after that date, as previously described.

Total gross profit decreased to $269,000, or 27% of overall revenue in fiscal 2000, from $363,000, or 37% of revenue in the twelve months ended March 31, 1999. The decrease in gross profit as a percent of sales was largely attributable to increased costs under the new contract with IBM.

Operating Expenses

Selling, General and Administrative Expenses. In fiscal 2000, the Company's selling, general and administrative expenses, excluding stock-based compensation, increased $1.7 million, or 89%, to $3.6 million from $1.9 million in the twelve months ended March 31, 1999. SourcingLink expanded its management team, and began hiring an internal sales and project management staff during the last six months of fiscal 2000. The associated labor and travel costs, as well as costs related to a larger facility for the increased staff, outsourced help desk support, various legal and filing fees, and directors' and officers' insurance, comprise the majority of the increase in these selling, general and administrative expenses compared to the prior twelve-month period. These increases more than offset certain one-time charges taken in the twelve months ended March 31, 1999 for legal and accounting fees associated with the closure of offices in France and Hong Kong.

Stock-based Compensation. Warrants for 175,000 shares of common stock were issued to three strategic partner companies during fiscal 2000, and amortization of the value of such warrants, determined under the Black-Scholes valuation method, amounted to $277,000 in fiscal 2000. Stock-based compensation of $371,000 was incurred in the twelve-months ended March 31, 1999 primarily for warrants issued to consultants and associates of the Company in the quarter ended June 30, 1998.

Product Development Expenses. Fiscal 2000 product development expenses increased $576,000, or 95%, to $1.2 million from $605,000 for the prior twelve months. The increase in product development expenses was primarily labor and support costs associated with continued enhancement of SourcingLink's Internet solution, including new management and development personnel.

Other Income (Expense), net and Interest Income. Other income (expense), net was an expense of $16,000 in fiscal 2000 compared to income of $83,000 in the 1999 twelve-month period. The principal component of other income (expense), net in both periods was the exchange gain or loss on foreign currency transactions with SourcingLink's subsidiary in France. Interest income was $243,000 and $19,000 for the twelve months ended March 31, 2000 and 1999, respectively. In August 1999, SourcingLink completed a private placement of 1,258,000 shares of its common stock and received net proceeds of $7.3 million after offering costs. The increase in interest income was primarily attributable to the increased cash available for investment as a result of this private placement.

Income Taxes. SourcingLink recorded net losses of $4.5 million and $2.4 million during the twelve months ended March 31, 2000 and 1999, respectively. Accordingly, no provision for income taxes was recorded in these periods.

Fluctuations in Quarterly Operating Results

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations should not be relied upon as indicators of future performance. Our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

Our quarterly operating results may vary depending on a number of factors, including: demand for our solutions and services; actions taken by our competitors, including new alliances, product introductions and enhancements; delays or reductions in spending for, or the adoption of, pre-order supply chain management solutions by our customers and potential customers as companies review business-to-business applications; ability to scale our solution, network and operations infrastructure; ability to develop, introduce and market our solutions on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional sales personnel; size and timing of sales of our solution and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of new developments or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

We have incurred significant operating expenses to expand our management team and sales and marketing operations, fund product development, provide general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. We plan on incurring significant additional expenses of this nature, and if our revenues are not maintained or increased, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be larger than expected.

Liquidity and Capital Resources

SourcingLink's cash and cash equivalents at March 31, 2001 were $4.1 million, compared to $3.9 million at March 31, 2000. However, this increase of $200,000 includes the maturity of $2 million of short-term investments at March 31,

2000. Cash used in operating activities in fiscal 2001 was $1.4 million, compared to $3.4 million in fiscal 2000. Such cash usage in each period is primarily related to the losses incurred. SourcingLink plans to continue investing in management, product development and sales and marketing of its solutions and services, and use of cash to fund such activities is expected to continue at or above current levels for the foreseeable future. Accounts receivable at March 31, 2001 is nearly entirely comprised of amounts due under our services contract with Carrefour.

We believe that our current working capital, including cash to be received in the fiscal year ending March 31, 2002 under our services contract with Carrefour, will be sufficient to meet our working capital requirements for the next 12 months. We plan to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, we will need to reduce operating spending significantly, which would materially and adversely affect SourcingLink's business.

SourcingLink currently does not have a bank credit line. SourcingLink does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective for the Company on April 1, 2001. Statement No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. Under Statement No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not currently use derivative instruments and therefore does not expect that the adoption of this new accounting standard will have any impact on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item begin on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is included under the captions entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in the SourcingLink Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is included under the caption entitled "Executive Compensation" in the SourcingLink Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the SourcingLink Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the SourcingLink Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this Report:

      1. The following financial statements of SourcingLink.net, Inc. and its subsidiary are included on pages F-1 through F-19:
           Report of Independent Accountants
           Consolidated Balance Sheets as of March 31, 2001 and 2000 Consolidated Statements of Operations for the fiscal years ended
             March 31, 2001 and 2000, and the nine months ended March 31, 1999 Consolidated Statements of Stockholders' Equity (Deficit) for the
             fiscal years ended March 31, 2001 and 2000, and the nine months ended March 31, 1999
           Consolidated Statements of Cash Flows for the fiscal years ended
             March 31, 2001 and 2000, and the nine months ended March 31, 1999 Notes to Consolidated Financial Statements

      2. Financial Statement Schedules for the fiscal years ended March 31, 2001 and 2000:
           Schedule II - Valuation and other Qualification Accounts

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits: The list of exhibits on the Form 10-KSB Exhibit Index is incorporated herein by reference.

(b)   Reports on Form 8-K:  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, this 15th day of June 2001.

                                 SOURCINGLINK.net, INC.
                                 (Registrant)



Dated:  June 15, 2001            /s/Marcel van Heesewijk
---------------------            -----------------------------------
                                 Marcel van Heesewijk,
                                 Chairman of the Board and Secretary

                               POWER OF ATTORNEY

     We, the undersigned directors and officers of SourcingLink.net, Inc. do hereby constitute and appoint Dan Rawlings with full power of substitution and resubstitution, our true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-KSB, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that the said attorney and agent, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated this 15th day of June, 2001.

SIGNATURE
---------
                                              TITLE
                                              -----
/s/Dan Rawlings                               President and Chief Executive Officer
--------------------------------------
Dan Rawlings                                  (Principal Executive Officer)

/s/Gary Davidson                              Vice President of Finance and Chief Financial Officer
--------------------------------------
Gary Davidson                                 (Principal Financial and Accounting Officer)

/s/ Marcel van Heesewijk                      Chairman of the Board of Directors
--------------------------------------
Marcel van Heesewijk

/s/ Johan Vunderink                           Director
--------------------------------------
Johan Vunderink

/s/ Louis Delmonico                           Director
--------------------------------------
Louis Delmonico

                            SOURCINGLINK.net, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of PricewaterhouseCoopers LLP, Independent Accountants............................................   F-2

Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000......................................   F-3

Consolidated Statements of Operations for the fiscal years ended March 31, 2001
and 2000, and the nine months ended March 31, 1999.......................................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended
March 31, 2001 and 2000, and the nine months ended March 31, 1999........................................   F-5

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2001
and 2000, and the nine months ended March 31, 1999.......................................................   F-6

Notes to Consolidated Financial Statements...............................................................   F-7

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of SourcingLink.net, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 13(a)(1) on page 27 present fairly, in all material respects, the financial position of SourcingLink.net, Inc. and its subsidiary at March 31, 2001 and 2000, and the results of their operations and their cash flows for the fiscal years ended March 31, 2001 and 2000, and the nine months ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 13(a)(2) on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
San Diego, California
May 15, 2001

                            SOURCINGLINK.net, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,
                                                                          ----------------------------------
                                    ASSETS                                     2001                2000
                                                                          -------------       --------------
Current assets:
    Cash and cash equivalents                                              $   4,076,415       $   3,870,362
    Short-term investments                                                             -           1,955,040
    Accounts receivable (net of allowance for doubtful accounts of
    $30,000 and $24,277 at March 31, 2001 and 2000, respectively)                353,174             354,767
    Other current assets                                                         134,628              81,662
                                                                          --------------    ----------------
          Total current assets                                                 4,564,217           6,261,831

Property and equipment, net                                                      522,827             375,463
Other non-current assets                                                          54,029              64,873
                                                                          --------------    ----------------
          Total assets                                                     $   5,141,073       $   6,702,167
                                                                          ==============    ================

                                 LIABILITIES
Current liabilities:
    Accounts payable and accrued liabilities                               $   1,226,339       $   1,388,538
    Deferred revenue and other                                                   225,000             288,741
                                                                          --------------    ----------------
          Total current liabilities                                            1,451,339           1,677,279

Commitments and Contingencies (Notes 7 and 10)

                             STOCKHOLDERS' EQUITY
Series A convertible preferred stock, par value $.001 per share
    Authorized: 15,000,000 shares; issued and outstanding: 0 and 246,071               -                 246
        shares at March 31, 2001 and 2000, respectively (aggregate liquidation preference at March 31, 2000: $253,453)

Common stock, par value $.001 per share
    Authorized: 60,000,000 shares; issued and outstanding: 8,134,673 and           8,135               8,056
        8,055,574 shares at March 31, 2001 and 2000, respectively

Additional paid-in capital                                                    24,126,961          24,086,938
Unearned stock-based compensation                                                      -            (219,255)
Accumulated deficit                                                          (20,532,045)        (18,938,586)
Other comprehensive income                                                        86,683              87,489
                                                                          --------------    ----------------
    Total stockholders' equity                                                 3,689,734           5,024,888
                                                                          --------------    ----------------
          Total liabilities and stockholders' equity                       $   5,141,073       $   6,702,167
                                                                          ==============    ================

  The accompanying notes are an integral part of these consolidated financial statements.

                            SOURCINGLINK.net, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Twelve Months    Twelve Months    Nine Months
                                                         Ended            Ended           Ended
                                                       March 31,        March 31,       March 31,
                                                         2001             2000            1999
                                                     -------------    -------------    -----------
Revenue:
   Professional Services                               $ 3,521,011      $   198,623    $   260,915
   Subscribers                                             490,745          794,777        480,082
                                                       -----------      -----------    -----------
                                                         4,011,756          993,400        740,997

Cost of revenue:
   Professional Services                                   957,716          148,873        260,915
   Subscribers                                             632,934          575,541        201,032
                                                       -----------      -----------    -----------
                                                         1,590,650          724,414        461,947

Gross profit                                             2,421,106          268,986        279,050

Operating expenses:
     Selling, general and administrative                 3,282,536        3,833,065      1,371,269
        (includes stock-based compensation of
        $203,383, $276,870 and $0 for the
        periods ended March 31, 2001, 2000 and 1999,
        respectively)
     Product development                                   954,180        1,181,271        479,416
                                                       -----------      -----------    -----------
Total operating expenses                                 4,236,716        5,014,336      1,850,685

Operating loss                                          (1,815,610)      (4,745,350)    (1,571,635)

Other income (expense), net                                (21,090)         (15,632)        62,056
Interest income                                            243,241          242,805         17,800
                                                       -----------      -----------    -----------
Net loss                                               $(1,593,459)     $(4,518,177)   $(1,491,779)
                                                       ===========      ===========    ===========

Net loss per common share (basic and diluted)          $     (0.20)     $     (0.67)   $     (0.30)
                                                       ===========      ===========    ===========

Weighted average number of shares used
   in per share calculation (basic and diluted)          8,066,660        6,766,008      5,048,313
                                                       ===========      ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                             SOURCINGLINK.net, INC
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWELVE MONTHS ENDED MARCH 31, 2001 AND 2000, AND THE NINE MONTHS ENDED
                                MARCH 31, 1999

                                   CONVERTIBLE
                                 PREFERRED STOCK             COMMON STOCK          ADDITIONAL     UNEARNED
                             -----------------------    ----------------------      PAID-IN     STOCK-BASED
                               SHARES     AMOUNTS         SHARES    AMOUNTS         CAPITAL     COMPENSATION
                               ------     -------         ------    -------        --------     ------------
Balances at June 30, 1998     4,680,102   $ 4,680        4,707,888    $4,708      $12,912,408   $          -

Preference dividend
 payable in common stock                                    11,068        11           55,793
Proceeds from private
 placements                                                628,443       628        2,506,714
Conversion of preferred
 stock to common stock         (864,079)     (864)         216,019       216              648
Exercise of options and
 warrants                                                   84,616        85           39,915
Cancellation of stock note                                 (16,675)      (17)        (200,083)
Translation adjustment
Net loss for the nine
 month period
                             -------------------------------------------------------------------------------
Balance at March 31, 1999     3,816,023     3,816        5,631,359     5,631       15,315,395              -

Proceeds from private
 placement                                               1,257,970     1,258        7,281,073
Conversion of preferred
 stock to common stock       (3,569,952)   (3,570)         892,524       893            2,677
Exercise of options and
 warrants                                                  273,721       274          991,668
Warrants issued to
 strategic partners                                                                   496,125       (496,125)
Amortization of
 stock-based compensation                                                                            276,870
Payment of stock note
Translation adjustment
Net loss for the year
                             -------------------------------------------------------------------------------
Balance at March 31, 2000       246,071       246        8,055,574     8,056       24,086,938       (219,255)

Conversion of preferred
 stock  to common stock        (246,071)     (246)          61,519        62              184
Exercise of options and
 warrants                                                    9,250         9           29,119
Shares issued under ESPP                                     8,330         8           26,592
Warrants issued to
 strategic partners                                                                   (15,872)        15,872
Amortization of
 stock-based compensation                                                                            203,383
Translation adjustment
Net loss for the year
                             -------------------------------------------------------------------------------
Balance at March 31, 2001             -   $     -        8,134,673    $8,135      $24,126,961      $       -
                             ===============================================================================

                                                               CUMULATIVE           TOTAL
                                 NOTES                           FOREIGN            STOCK-
                              RECEIVABLE                        CURRENCY           HOLDERS'
                                 FROM         ACCUMULATED      TRANSLATION         EQUITY/
                             STOCKHOLDERS       DEFICIT        ADJUSTMENTS        (DEFICIT)
                             ------------       -------        -----------        ---------
Balances at June 30, 1998     $(200,100)     $(12,928,630)       $151,279       $    (55,655)

Preference dividend
 payable in common stock                                                              55,804
Proceeds from private
 placements                                                                        2,507,342
Conversion of preferred
 stock to common stock                                                                     -
Exercise of options and
 warrants                       (40,000)                                                   -
Cancellation of stock note      200,100                                                    -
Translation adjustment                                           (70,385)            (70,385)
Net loss for the nine                         (1,491,779)                         (1,491,779)
 month period
                              --------------------------------------------------------------
Balance at March 31, 1999       (40,000)      (14,420,409)         80,894            945,327

Proceeds from private
 placement                                                                         7,282,331
Conversion of preferred
 stock to common stock                                                                     -
Exercise of options and
 warrants                                                                            991,942
Warrants issued to
 strategic partners                                                                        -
Amortization of
 stock-based compensation                                                            276,870
Payment of stock note            40,000                                               40,000
Translation adjustment                                             6,595               6,595
Net loss for the year                         (4,518,177)                         (4,518,177)
                              --------------------------------------------------------------
Balance at March 31, 2000             -       (18,938,586)         87,489          5,024,888

Conversion of preferred
 stock  to common stock                                                                    -
Exercise of options and
 warrants                                                                             29,128
Shares issued under ESPP                                                              26,600
Warrants issued to
 strategic partners                                                                        -
Amortization of
 stock-based compensation                                                            203,383
Translation adjustment                                              (806)               (806)
Net loss for the year                         (1,593,459)                         (1,593,459)
                              --------------------------------------------------------------
Balance at March 31, 2001     $       -      $(20,532,045)       $ 86,683       $  3,689,734
                              ==============================================================



  The accompanying notes are an integral part of these consolidated financial statements.

                            SOURCINGLINK.net, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Twelve Months         Twelve Months          Nine Months
                                                                          Ended                  Ended                Ended
                                                                        March 31,              March 31,            March 31,
                                                                           2001                  2000                 1999
                                                                      --------------        --------------        -------------
Cash flows from operating activities:
     Net loss                                                         $   (1,593,459)       $   (4,518,177)       $  (1,491,779)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amoritization expense                                  253,901               125,945               81,549
     Unrealized foreign exchange (gain) loss                                   1,403                 6,278              (64,329)
     Loss on retirement of fixed assets                                          106                 9,177                4,809
     Amortization of stock-based compensation                                203,383               276,870                    -
     Changes in operating assets and liabilities:
       Accounts receivable                                                     1,593              (131,998)             (18,848)
       Other assets                                                          (42,122)             (126,585)              13,337
       Accounts payable and accrued liabilities                             (162,199)              681,417             (173,772)
       Deferred revenue and other                                            (63,741)              254,806              (29,080)
                                                                      --------------        --------------        -------------
         Net cash used in operating activities                            (1,401,135)           (3,422,267)          (1,678,113)
                                                                      --------------        --------------        -------------
Cash flows from investing activities:
     Purchases of fixed assets                                              (401,371)             (325,299)             (22,773)
     Purchases of short-term investments                                           -            (3,926,726)                   -
     Maturities of short-term investments                                  1,955,040             1,971,686                    -
                                                                       -------------        --------------        -------------
       Net cash provided by (used in) investing activities                 1,553,669            (2,280,339)             (22,773)
                                                                      --------------        --------------        -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                   26,600             7,282,331            2,507,342
     Proceeds from exercise of options and warrants                           29,128             1,031,942                    -
     Payments on capital lease                                                     -                (8,502)              (6,690)
                                                                      --------------        --------------        -------------
       Net cash provided by financing activities                              55,728             8,305,771            2,500,652
                                                                      --------------        --------------        -------------

Effect of exchange rate changes on cash                                       (2,209)                  317               (6,056)
                                                                      --------------        --------------        -------------
       Net increase in cash and cash equivalents                             206,053             2,603,482              793,710

Cash and cash equivalents, beginning of the period                         3,870,362             1,266,880              473,170
                                                                      --------------        --------------        -------------
Cash and cash equivalents, end of the period                          $    4,076,415        $    3,870,362        $   1,266,880
                                                                      ==============        ==============        =============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                         $            -       $         1,499        $       1,573
     Cash paid during the period for taxes                                       800                   800                  800
Non-cash financing transactions:
     Conversion of preference dividend payable to common stock                     -                     -               55,804
     Issuance of note receivable for exercise of employee
       stock option                                                                -                     -               40,000
     Cancellation of common stock subscription receivable                          -                     -              200,100
     Conversion of preferred stock to common stock                               246                 3,570                  864


  The accompanying notes are an integral part of these consolidated financial statements.

                            SOURCINGLINK.net, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business

SourcingLink.net, Inc. ("the Company") was incorporated in the U.S. in 1994 as a Delaware corporation, and maintains its office in San Diego, California. The Company owns all of the outstanding shares of its subsidiary, QCS Development Company S.A. in France (the "French Subsidiary"). The Company has no other subsidiaries. The Company changed its name from QCS.net Corporation in 1999.

SourcingLink provides comprehensive merchandise sourcing solutions for the retail industry. Through our professional services, we assist retailers, merchandise suppliers and other companies in the pre-order phase of merchandise procurement. Our Internet-based, hosted solutions for business-to-business merchandise sourcing enable retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities by searching for and connecting directly with retail merchandise suppliers around the globe. For suppliers, the solution provides a sales tool to expand market reach, as well as a means to reduce costs with electronic forms and online communications.

2.   Summary of Significant Accounting Policies

Fiscal Year

The Company changed its fiscal year end from June 30th to March 31st effective April 1, 1999. Amounts for the nine-month period ended March 31, 1999 are defined as Fiscal 1999. Amounts for the twelve months ended March 31, 2001 and March 31, 2000 are defined as Fiscal 2001 and Fiscal 2000, respectively.

Basis of Presentation

The consolidated financial statements include the accounts of SourcingLink.net, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

All prior period share and per share amounts have been restated to reflect the 1 for 4 reverse stock split of the Company's common stock in August 1999.

Use of Estimates in the Preparation of Financial Statements

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with an original or remaining maturity of 90 days or less at the date of purchase.

Short-term Investments

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

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years, or over the term of the lease, if shorter.

The cost of property retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts, and the resulting gains or losses are included in the results of operations.

Revenue Recognition

The Company's revenues are generated from fees for professional services and for subscriber access to and use of the Company's hosted Internet solutions. For professional services, the fees are based on labor and out-of-pocket expenses. For our hosted solutions, the fees include initial registration fees and fixed periodic subscription fees. Subscriber revenues are recognized over the period the application services are provided. Revenues from professional services are recognized at the time the services are rendered, in accordance with the terms of the related agreements.

Product Development

All application development expenditures that do not require capitalization are expensed as incurred. Software development costs are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under Statement No. 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. In Fiscal 2001, 2000 and 1999, no software development costs were capitalized, as the costs incurred between technological feasibility and general release were not significant. Costs capitalized prior to Fiscal 1999 are being amortized on the straight-line method over the estimated life of the products or the ratio of current revenue to the total of current and anticipated future revenue, whichever amortization expense is greater. In March 2000, Emerging Issues Task Force ("EITF") 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in Web site development, including planning, developing software to operate the Web site, graphics, content, and operating expenses. EITF 00-2 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 for development costs associated with the Company's Web site incurred subsequent to June 30, 2000, recording such costs in accordance with EITF 00-2. Development costs of $167,082 were capitalized during the year ended March 31, 2001 and are being amortized on the straight-line method over a period of two years.

Employee Stock Plans

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

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Income Taxes

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities.

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its major customers, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. Financial instruments that are potentially subject to a concentration of credit risk for the Company consist of cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with financial institutions in the United States. Short-term investments are placed through an investment advisor in highly liquid, high-credit-quality commercial paper. One customer represented 80% of accounts receivable at March 31, 2001 and 85% of accounts receivable at March 31, 2000.

Net Loss Per Share

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

Foreign Currency Translation

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

Comprehensive Loss

For the periods of Fiscal 2001, 2000 and 1999, the comprehensive loss was $1,594,265, $4,511,582, and $1,562,164, respectively. The difference between comprehensive loss and net loss is the inclusion of cumulative foreign currency translation adjustments.

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Recent Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective for the Company on April 1, 2001. Statement No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. Under Statement No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not currently use derivative instruments and therefore does not expect that the adoption of this new accounting standard will have any impact on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior year accounts to conform to current year presentation.


3. Balance Sheet Detail

Property and Equipment:

                                                                         March 31,
                                                      --------------------------------------------
                                                             2001                       2000
                                                      ------------------        ------------------
Furniture and equipment                                       $  559,069                $  371,428
Computer software                                                349,093                   186,219
Leasehold improvements                                            43,835                    38,204
                                                      ------------------        ------------------
                                                                 951,997                   595,851
Less accumulated depreciation and amortization                  (429,170)                 (220,388)
                                                      ------------------        ------------------
                                                              $  522,827                $  375,463
                                                      ==================        ==================

Depreciation and amortization expense for property and equipment was $253,901, $125,945 and $81,549 for Fiscal 2001, Fiscal 2000 and the nine months of Fiscal 1999, respectively.

Accounts Payable and Accrued Liabilities:

                                                                         March 31,
                                                      ---------------------------------------------
                                                              2001                      2000
                                                      -------------------       -------------------
Accounts payable                                               $  141,324                $  436,304
Payroll and related taxes                                         536,180                   479,909
Accrued legal and audit expenses                                  314,057                   207,518
Other accrued expenses                                            234,778                   264,807
                                                      -------------------       -------------------
                                                               $1,226,339                $1,388,538
                                                      ===================       ===================

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4. Stockholders' Equity

Private Placements

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

Warrants

Warrants to purchase 175,000 shares of common stock were issued to three strategic partner companies during Fiscal 2000, of which a fully vested warrant to purchase 15,000 shares of common stock at $27.06 per share is exercisable until January 4, 2005. The remaining warrants, for the purchase of 150,000 and 10,000 shares of common stock, respectively, were cancelled by the Company prior to March 31, 2001.

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

During November 1998, the Company issued warrants for 233,333 shares of common stock, at a price of $4.00 per share as a part of a private placement. At March 31, 2001, 118,582 of these warrants remained outstanding, and are exercisable at any time until November 13, 2001.

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

The warrants issued in Fiscal 2000 were valued using the Black-Scholes model, while warrants issued in prior years were valued using the Noreen-Woolfson model. A portion of the warrants issued in Fiscal 2000 and substantially all of the warrants issued in Fiscal 1999 were in connection with the Company's private placements; accordingly, these warrants were treated as a cost of the financings. Certain warrants issued in Fiscal 2000 related

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


to sales, marketing and administrative matters. Expense recognized for the amortization of these warrant costs in Fiscal 2001 and 2000 was $203,383 and $276,870, respectively.

At March 31, 2001, warrants for 753,573 shares of common stock were outstanding.

5.  Stock Plans

Stock Option Plans

In 1999, 1997 and 1995, respectively, the Board of Directors adopted the 1999 Stock Option Plan, the 1997 Stock Option Plan and the Stock Option Plan ("the Option Plans") for employees, directors and others. A total of 250,000, 1,000,000 and 225,000 shares of common stock were authorized under the 1999 Stock Option Plan, the 1997 Stock Option Plan and the Stock Option Plan, respectively. Options may be granted at an exercise price of not less than 85% of the fair market value of the common stock at the date of grant, and are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under the Option Plans generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unvested options are canceled 90 days after termination of employment and become available under the Option Plans.

Activity under the Option Plans for Fiscal 2001, 2000, and 1999 is as follows:

                                                              Options Outstanding
                                                -----------------------------------------------
                                    Shares                         Price           Aggregate
                                  Available      Shares          Per Share       Exercise Price
                                  ----------    ---------        ---------       --------------
 Balances at June 30, 1998          173,481       746,519     $0.60  -  $12.52    $  4,707,815
    Shares authorized               250,000
    Options granted                (304,750)      304,750     $3.876 -  $16.00       3,600,171
    Options exercised                             (10,000)         $4.00               (40,000)
    Options canceled                145,000      (145,000)    $2.00  -  $12.00        (690,600)
                                  ---------     ---------                         ------------
 Balances at March 31, 1999         263,731       896,269     $0.60  -  $16.00       7,577,386
    Shares authorized               250,000
    Options granted                (503,750)      503,750     $6.125 -  $34.00       3,401,817
    Options exercised                            (125,401)    $2.80  -  $12.00        (631,490)
    Options canceled                427,493      (427,493)    $2.80  -  $34.00      (3,644,740)
                                  ---------     ---------                         ------------
Balances at March 31, 2000          437,474       847,125     $0.60  -  $27.062      6,702,973
   Options granted                 (401,550)      401,550     $0.438 -  $6.875       1,524,141
   Options exercised                               (9,250)    $2.80  -  $3.876         (29,128)
   Options canceled                 527,954      (527,954)    $1.625 -  $27.062     (4,419,459)
                                  ---------     ---------                         ------------
Balances at March 31, 2001          563,878       711,471     $0.438 -  $16.00    $  3,778,527
                                  =========     =========                         ============

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information with respect to stock options outstanding at March 31, 2001:

                                 Options Outstanding                Options Exercisable
                      ----------------------------------------   -------------------------
                                        Weighted
                                         Average      Weighted                    Weighted
     Range of             Number        Remaining     Average        Number       Average
     Exercise         Outstanding at   Contractual    Exercise   Exercisable at   Exercise
       Price          March 31, 2001   Life (years)    Price     March 31, 2001    Price
-----------------     --------------   ------------   --------   --------------   --------
$0.438  -  $1.938            217,500       7.38        $ 1.097           75,000    $ 0.600
$2.406   - $4.25             140,400       7.97        $ 3.593           73,375    $ 3.860
$6.125   - $8.25             279,008       8.62        $ 6.659          127,326    $ 6.502
$12.00   - $16.00             74,563       7.87        $15.798           74,563    $15.798
                      --------------                             --------------
                             711,471       8.03        $ 5.311          350,264    $ 6.664
                      ==============                             ==============

At March 31, 2000, options to purchase 247,563 shares of common stock were exercisable at a weighted average exercise price of $5.90.

The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement No. 123. Had compensation cost for the Option Plans been determined based on the fair market value at the grant date for the options granted in Fiscal 2001, 2000 and 1999, consistent with the provisions of Statement No. 123, the Company's net loss for such years would have been increased to the pro forma amounts indicated below:

                                    Twelve Months   Twelve Months   Nine Months
                                        Ended           Ended          Ended
                                      March 31,       March 31,      March 31,
                                        2001            2000           1999
                                    -------------   -------------   -----------
Net loss as attributed to common
 stockholders - as reported           $1,593,459      $4,518,177     $1,491,779
                                      ==========      ==========     ==========
Net loss as attributed to common
 stockholders - pro forma             $2,295,406      $5,886,678     $1,724,905
                                      ==========      ==========     ==========

Loss per share - as reported          $    (0.20)     $    (0.67)    $    (0.30)
                                      ==========      ==========     ==========

Loss per share - pro forma            $    (0.28)     $    (0.87)    $    (0.34)
                                      ==========      ==========     ==========

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years because additional option grants in future years are anticipated.

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The aggregate fair values of options granted ranged from $0.39 to $6.10 in Fiscal 2001, from $5.39 to $23.83 in Fiscal 2000, and from $3.08 to $12.76 in
Fiscal 1999. The fair value of option grants for the Option Plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                               2001           2000            1999
                           ------------    ------------    ------------
Risk-free interest rate        4.62%            6.18%           4.74%
Expected life                5 years          5 years         4 years
Expected volatility             135%             132%            122%
Expected dividend yield         0.0%             0.0%            0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a single measure of the fair value of its employee stock options.

Stock Purchase Plan

In May 1999, the company established its Employee Stock Purchase Plan ("the Employee Purchase Plan"). The Employee Purchase Plan permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The initial offering period under the Employee Purchase Plan began on February 1, 2000 and ended on July 31, 2000. In the fiscal year ended March 31, 2001, an aggregate of 8,330 shares were issued under the plan for aggregate proceeds to the Company of approximately $26,000. At March 31, 2001, 116,670 shares are reserved for future issuance under the Employee Purchase Plan.

6.  Income Taxes

The Company has paid no income tax to date other than Delaware and California minimum franchise tax due to net operating losses incurred. Deferred tax assets arise from both net operating loss carryforwards and differences between the timing of deductions for tax purposes and expense for financial accounting purposes. The components of deferred tax assets consist of the following at:

                                                    March 31,                 March 31,                  March 31,
                                                     2001                       2000                       1999
                                              ------------------        -------------------        -------------------

Miscellaneous accruals                           $    280,000               $    108,500               $     56,917
Provision for doubtful accounts receivable             12,000                      9,700                     14,048
Set up costs and product development
     expenditures                                     304,000                    257,000                    163,480
Compensation related to stock options
     granted                                          190,500                    190,500                    190,507
Net operating loss carryforwards                    5,650,000                  5,900,000                  4,216,102
                                              ------------------        -------------------        -------------------
Total deferred tax asset                            6,436,500                  6,465,700                  4,641,054

Valuation allowance                                (6,436,500)                (6,465,700)                (4,641,054)
                                              ------------------        -------------------        -------------------
     Net deferred tax asset                      $     -                    $     -                    $     -
                                              ==================        ===================        ===================

                             SOURCINGLINK.net, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A valuation allowance is provided due to the uncertainty surrounding the realization of the deferred tax assets in view of the Company's not having achieved profitable operations.

Net operating losses of the French Subsidiary which are available for offset against future taxable income of the French Subsidiary amount to approximately $1.5 million, and expire between 2001 and 2003.

U.S. net operating losses which are available for offset against future taxable income in the U.S. amount to approximately $13 million, and expire between 2011 and 2021.

The difference between the statutory U.S. federal income tax rate on loss before income taxes and the Company's effective tax rate is summarized as follows for Fiscal 2001, 2000 and 1999:

                                Twelve Months                    Twelve Months                     Nine Months
                                     Ended                           Ended                            Ended
                                   March 31,                       March 31,                         March 31,
                                     2001            %               2000             %               1999          %
                               ---------------    -------       --------------      -------    ---------------    ------

Net loss                        $  (1,593,459)                   $ (4,518,177)                  $  (1,491,779)
                               ==============                   =============                  ==============


Federal tax at statutory rate        (557,711)     35.0%           (1,581,362)       35.0%           (522,123)     35.0%

State and foreign taxes               787,572     (49.4%)            (219,622)        4.9%           (205,664)     13.8%

Warrant and option costs             (171,097)     10.7%                -             -                 -           -

Other                                 (29,564)      1.9%              (23,662)        0.5%             57,295      (3.8%)

Increase (decrease) in
   valuation allowance                (29,200)      1.8%            1,824,646       (40.4%)           670,492     (45.0%)
                               --------------     ------        -------------       ------     --------------     ------
Total provision                 $       -           -            $      -             -         $       -           -
                               ==============     ======        =============       ======     ==============     ======

7.  Commitments

Operating Lease Obligations

The Company leases its offices and certain equipment under operating lease agreements expiring in future years. These agreements require the Company to pay taxes, insurance, and maintenance expenses. Rental expense was approximately $210,000, $162,000 and $56,000 for the twelve months of Fiscal 2001 and 2000 and the nine months of Fiscal 1999, respectively.

The annual minimum rental commitments under all non-cancelable operating lease arrangements at March 31, 2001 are as follows:

Fiscal year ending March 31,

   2002                           $242,636
   2003                             95,529
                            --------------
                                  $338,165
                            ==============

                             SOURCINGLINK.net, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Loss Per Share

Reconciliation of the numerator and denominator of both basic and diluted loss per share is as follows for Fiscal 2001, 2000 and 1999:

                                                                 Twelve Months         Twelve Months         Nine Months
                                                                     Ended                 Ended                Ended
                                                                    March 31,             March 31,            March 31,
                                                                      2001                  2000                 1999
                                                                 ----------------      ----------------     ----------------
Basic and diluted:
    Weighted average shares outstanding                              8,066,660             6,766,008            5,048,313
                                                                 ----------------      ----------------     ----------------

    Shares used in calculating per share amounts                     8,066,660             6,766,008            5,048,313
                                                                 ----------------      ----------------     ----------------

    Net loss attributed to common stockholders                      $1,593,459            $4,518,177           $1,491,779
                                                                 ================      ================     ================

    Net loss per share attributed to common stockholders            $    (0.20)           $    (0.67)          $    (0.30)
                                                                 ================      ================     ================

At March 31, 2001 the Company had 711,471 options and 753,573 warrants outstanding to purchase shares of common stock compared to 847,125 options and 768,824 warrants outstanding at March 31, 2000 and 896,269 options and 844,663 warrants outstanding at March 31, 1999. These were not included in the computation of diluted loss per share because inclusion of the options and warrants was anti-dilutive.

9.   Business Segment, Foreign Sales and Operations and Major Customers

The Company operates in a single industry segment and sells its hosted solutions and services primarily to the retail industry and its merchandise suppliers.
The Company markets its solutions and services in the U.S. and foreign countries (mainly in Europe and Asia) through its sales organization.

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The geographical distribution of the revenues and operating loss for Fiscal 2001, 2000 and 1999 is as follows:

                                                                                      Revenues
                                                       --------------------------------------------------------------------
                                                           Twelve Months            Twelve Months            Nine Months
                                                               Ended                    Ended                   Ended
                                                             March 31,                March 31,               March 31,
                                                              2001                      2000                   1999
                                                       -------------------      -------------------     -------------------
North and South America                                    $     2,070,437             $    320,454             $   172,418
Europe / Africa                                                  1,439,436                  381,315                 336,508
Asia / Pacific Rim                                                 501,883                  291,631                 232,071
                                                       -------------------      -------------------     -------------------
                                                           $     4,011,756             $    993,400             $   740,997
                                                       ===================      ===================     ===================

                                                                                    Operating Loss
                                                       --------------------------------------------------------------------

                                                           Twelve Months            Twelve Months            Nine Months
                                                               Ended                    Ended                   Ended
                                                             March 31,                March 31,               March 31,
                                                              2001                     2000                    1999
                                                       -------------------      -------------------     -------------------


North and South America                                    $    (1,350,018)            $ (4,828,475)           $ (1,432,015)
Europe / Africa                                                   (218,001)                  64,443                 (76,349)
Asia / Pacific Rim                                                (247,591)                  18,682                 (63,271)
                                                       -------------------      -------------------     -------------------
                                                           $    (1,815,610)            $ (4,745,350)           $ (1,571,635)
                                                       ===================      ===================     ===================

One customer represented 94% of revenues in Fiscal 2001, two customers represented 61% and 13% of revenues in Fiscal 2000, and two customers represented 51% and 35% of revenues in Fiscal 1999.

10.  Contingencies

The Company is subject to a number of claims arising out of the conduct of its business. The Company believes that the results of the claims will not have a materially adverse effect on the Company's financial condition.

11. Transition Period Comparative Data

The accompanying statements of operations and cash flows for the twelve months ended March 31, 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the period.

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table presents financial information for the twelve months ended March 31, 2000 and 1999.

                                                                       Twelve Months Ended March 31,
                                                       ------------------------------------------------------
                                                               2000                               1999
                                                       ---------------------              -------------------
                                                                                                (unaudited)
Revenue:
     Subscribers                                                $    794,777                    $     622,303
     Professional Services                                           198,623                          365,915
                                                       ---------------------              -------------------
                                                                     993,400                          988,218

Cost of revenue:
     Subscribers                                                     575,541                          259,491
     Professional Services                                           148,873                          365,915
                                                       ---------------------              -------------------
                                                                     724,414                          625,406

Gross profit                                                         268,986                          362,812

Operating expenses:
     Selling, general and administrative                           3,556,195                        1,865,444
     Product development                                           1,181,271                          604,985
     Stock-based compensation                                        276,870                          370,693
                                                       ---------------------              -------------------
Total operating expenses                                           5,014,336                        2,841,122

Operating loss                                                    (4,745,350)                      (2,478,310)

Other income (expense), net                                          (15,632)                          82,770
Interest income                                                      242,805                           18,934
                                                       ---------------------              -------------------
Net loss                                                          (4,518,177)                      (2,376,606)

Preferred dividend                                                     -                              (68,463)
                                                       ---------------------              -------------------
Net loss attributed to common stockholders                      $ (4,518,177)                   $  (2,445,069)
                                                       =====================              ===================
Net loss per common share (basic and diluted)                   $      (0.67)                   $       (0.50)
                                                       =====================              ===================
Weighted average number of shares used
in per share calculation (basic and diluted)                       6,766,008                        4,934,207
                                                       =====================              ===================

                            SOURCINGLINK.net, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table presents cash flow information for the twelve months ended March 31, 2000 and 1999.

                                                                                       Twelve Months Ended March 31,
                                                                                  -------------------------------------
                                                                                      2000                     1999
                                                                                  ------------            -------------
                                                                                                            (unaudited)
Cash flows from operating activities:
    Net loss                                                                      $ (4,518,177)           $ (2,376,606)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization expense                                              125,945                  94,282
    Unrealized foreign exchange (gain) loss                                              6,278                 (89,313)
    Loss on retirement of fixed assets                                                   9,177                  76,052
    Amortization of stock-based compensation                                           276,870                 370,693
    Changes in operating assets and liabilities:
         Accounts receivable                                                          (131,998)                 27,981
         Other assets                                                                 (126,585)                  2,101
         Accounts payable and accrued liabilities                                      681,417                 (83,877)
         Deferred revenue and other                                                    254,806                 (27,655)
                                                                                  ------------            ------------
              Net cash used in operating activities                                 (3,422,267)             (2,006,342)
                                                                                  ------------            ------------

Cash flows from investing activities:
    Purchases of fixed assets                                                         (325,299)               (159,145)
    Proceeds from retirement of fixed assets                                              -                      4,413
    Purchases of short-term investments                                             (3,926,726)                   -
    Maturities of short-term investments                                             1,971,686                    -
                                                                                  ------------            ------------
              Net cash used in investing activities                                 (2,280,339)               (154,732)
                                                                                  ------------            ------------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                      7,282,331               2,973,996
         Proceeds from exercise of options and warrants                              1,031,942                    -
         Payments on capital lease                                                      (8,502)                 (9,085)
                                                                                  ------------            ------------
              Net cash provided by financing activities                              8,305,771               2,964,911
                                                                                  ------------            ------------

Effect of exchange rate changes on cash                                                    317                 (12,102)
                                                                                  ------------            ------------
         Net increase in cash and cash equivalents                                   2,603,482                 791,735

Cash and cash equivalents, beginning of the period                                   1,266,880                 475,145
                                                                                  ------------            ------------
Cash and cash equivalents, end of the period                                      $  3,870,362            $  1,266,880
                                                                                  ============            ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $      1,499            $      2,417
    Cash paid during the period for taxes                                                  800                     800
Non-cash financing transactions:
    Conversion of preference dividend payable to common stock                             -                    793,965
    Issuance of note receivable for exercise of employee
    stock option                                                                          -                     40,000
    Cancellation of common stock subscription receivable                                  -                    200,100
    Conversion of preferred stock to common stock                                        3,570                   1,155

                         FINANCIAL STATEMENT SCHEDULE
                    REQUIRED RULE BY 5-04 OF REGULATION S-X

                                  SCHEDULE II
                     VALUATION AND QUALIFICATION ACCOUNTS


                                                       ADDITIONS
                                              ----------------------------

                              BALANCE AT       CHARGED TO      CHARGED                     BALANCE AT
                              BEGINNING        COSTS AND       TO OTHER                      END OF
     DESCRIPTION              OF PERIOD         EXPENSES       ACCOUNTS     DEDUCTIONS       PERIOD
     -----------              ---------         --------       --------     ----------       ------
Fiscal year ended
March 31, 2001

Provision for doubtful
 accounts receivable          $   24,277       $  19,542           -        $ (13,819)       $   30,000
                              ==========       =========                    =========        ==========

Deferred tax valuation
 allowance                    $6,465,700           -               -        $ (29,200)       $6,436,500
                              ==========                                    =========        ==========

Fiscal year ended
March 31, 2000

Provision for doubtful
 accounts receivable          $   35,121       $  10,002           -        $ (20,846)       $   24,277
                              ==========       =========                    =========        ==========

Deferred tax valuation
 allowance                    $4,641,054           -          $1,824,646        -            $6,465,700
                              ==========                      ==========                     ==========

                                 EXHIBIT INDEX


EXHIBIT #                          DESCRIPTION
---------                          -----------

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

  10.5 Stock Option Plan. (the "Stock Option Plan") (incorporated herein by reference to Exhibit 10.5 to Form 10-KSB filed June 22, 1999).*

  10.6 Form of Stock Option Agreement pertaining to the Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to Form 10-KSB filed June 22, 1999).*

  10.7 1997 Stock Option Plan, as amended (the "1997 Option Plan") (incorporated herein by reference to Exhibit 10.7 to Form 10-KSB filed June 22, 1999).*

  10.8 Incentive Stock Option Agreement pertaining to the 1997 Option Plan (incorporated herein by reference to Exhibit 10.8 to Form 10-KSB filed June 22, 1999).*

  10.9 Nonstatutory Stock Option Agreement pertaining to the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to Form 10-KSB filed June 22, 1999).*

 10.10 Form of Indemnification Agreement for Officers and Directors of SourcingLink.net (incorporated herein by reference to Exhibit 10.10 to Form 10-KSB filed June 22, 1999).*

 10.12 Services Agreement between International Business Machines Corporation SourcingLink.net dated November 23, 1996 (incorporated herein by reference to Exhibit 10.12 to Form 10-KSB filed June 22, 1999).

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

 10.18 Services Agreement dated March 29, 2000 between the Company and Carrefour, S.A. (incorporated herein by reference to Exhibit 10.18 to Form 10-KSB filed June 19, 2000) (portions omitted pursuant to a request for confidential treatment).

  21.1    Subsidiaries of the Registrant.

  23.1    Consent of PricewaterhouseCoopers LLP.


____________________
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 13(a) of Form 10-KSB.