Form 10QSB
period 2001-06-30
SOURCINGLINK NET INC
filed 2001-08-14
CIK 825517

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Shares of Common Stock outstanding as of August 1, 2001: 8,140,483 shares

                            SourcingLink.net, Inc.


                                   CONTENTS
                                   --------

                                                                                        Page
                                                                                        ----
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  June 30, 2001 (unaudited) and March 31, 2001                            3

                  Consolidated Condensed Statements of Operations
                  for the three months ended June 30, 2001 and 2000 (unaudited)           4

                  Consolidated Condensed Statements of Cash Flows
                  for the three months ended June 30, 2001 and 2000 (unaudited)           5

                  Notes to Consolidated Unaudited Financial Statements                    6

Item 2        Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                               7

PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                            15

              Signature                                                                   15


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

                            SourcingLink.net, Inc.
                     Consolidated Condensed Balance Sheets

                                                             June 30,       March 31,
                                                               2001           2001
                                                          ------------    ------------
                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $  2,962,000    $  4,076,000
  Short-term investments                                       499,000               -
  Accounts receivable, net                                     467,000         353,000
  Other current assets                                         143,000         135,000
                                                          ------------    ------------
    Total current assets                                     4,071,000       4,564,000

Property and equipment, net                                    507,000         523,000
Other non-current assets                                        54,000          54,000
                                                          ------------    ------------
    Total assets                                          $  4,632,000    $  5,141,000
                                                          ============    ============
LIABILITIES
Current liabilities:
  Accounts payable and accrued liabilities                $  1,014,000    $  1,226,000
  Deferred  revenue and other                                  224,000         225,000
                                                          ------------    ------------
    Total current liabilities                                1,238,000       1,451,000

STOCKHOLDERS' EQUITY
Common stock                                                     8,000           8,000
Additional paid in capital                                  24,127,000      24,127,000
Accumulated deficit                                        (20,824,000)    (20,532,000)
Cumulative foreign currency translation adjustments             83,000          87,000
                                                          ------------    ------------
  Total stockholders' equity                                 3,394,000       3,690,000
                                                          ------------    ------------
    Total liabilities and stockholders' equity            $  4,632,000    $  5,141,000
                                                          ============    ============

             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements Of Operations
                                  (Unaudited)

                                                       Three months ended June 30,
                                                     ------------------------------
                                                        2001               2000
                                                     ----------         -----------
Revenue:
  Professional services                              $  944,000         $   565,000
  Subscribers                                            20,000             200,000
                                                     ----------         -----------
                                                        964,000             765,000
Cost of revenue:
  Professional services                                 292,000             103,000
  Subscribers                                            61,000             255,000
                                                     ----------         -----------
                                                        353,000             358,000

Gross profit                                            611,000             407,000

Operating expenses:
  Selling, general and administrative                   759,000             889,000
  Research and development                              175,000             371,000
  Amortization of warrants issued
   to strategic partners                                      -             185,000
                                                     ----------         -----------
Total operating expenses                                934,000           1,445,000

Operating loss                                         (323,000)         (1,038,000)

Other expense, net                                       (7,000)             (1,000)
Interest income                                          38,000              73,000
                                                     ----------         -----------
Net loss                                             $ (292,000)        $  (966,000)
                                                     ==========         ===========

Net loss per share (basic and diluted)               $    (0.04)        $     (0.12)
                                                     ==========         ===========

Weighted average number of shares used
in per share calculation (basic and                   8,135,000           8,059,000
diluted)                                             ==========         ===========

      The accompanying notes are an integral part of these consolidated condensed financial statements

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                    Three months ended June 30,
                                                                                  -----------------------------------
                                                                                     2001                    2000
                                                                                  -----------              ----------
Cash flows from operating activities:
  Net loss                                                                        $  (292,000)             $ (966,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization expense                                                78,000                  50,000
  Unrealized exchange (gain) loss                                                      (1,000)                  1,000
  Amortization of stock-based compensation                                                  -                 185,000
  Changes in operating assets and liabilities - net                                  (335,000)                (76,000)
                                                                                  -----------              ----------
      Net cash used in operating activities                                          (550,000)               (806,000)
                                                                                  -----------              ----------
Cash flows from investing activities:
  Purchases of fixed assets                                                           (62,000)               (169,000)
  Purchases of short-term investments                                                (499,000)                      -
  Maturities of short-term investments                                                      -               1,955,000
                                                                                  -----------              ----------
      Net cash provided by (used in) investing activities                            (561,000)              1,786,000
                                                                                  -----------              ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                                   -                  18,000
                                                                                  -----------              ----------
    Net cash provided by financing activities                                               -                  18,000
                                                                                  -----------              ----------

Effect of exchange rate changes on cash                                                (3,000)                 (1,000)
                                                                                  -----------              ----------
    Net increase (decrease) in cash and cash equivalents                           (1,114,000)                997,000

Cash and cash equivalents, beginning of the period                                  4,076,000               3,870,000
                                                                                  -----------              ----------
Cash and cash equivalents, end of the period                                      $ 2,962,000              $4,867,000
                                                                                  ===========              ==========

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

The interim consolidated condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The year-end balance sheet data at March 31, 2001 was derived from the audited financial statements.

The consolidated condensed financial statements include the accounts of SourcingLink.net, Inc. and its wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated in consolidation.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2001.

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

Basic and diluted earnings (loss) per share are calculated as follows for the three months ended June 30, 2001 and 2000 (unaudited):

                                     Three months ended June 30,
                                   --------------------------------
Basic and diluted:                    2001                  2000
                                   ----------            ----------

Net loss                           $ (292,000)           $ (966,000)
                                   ==========            ==========
Weighted average shares
 outstanding for the period         8,135,000             8,059,000

Net loss per share                 $    (0.04)           $    (0.12)
                                   ==========            ==========

At June 30, 2001, the Company had 1,060,000 options and 742,000 warrants outstanding to purchase shares of Common Stock compared to 711,000 options and 754,000 warrants outstanding at March 31,

2001. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.  Comprehensive loss:
-----------------------

Comprehensive loss for the three months ended June 30, 2001 and 2000 was $296,000 and $ 967,000, respectively. The difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments.

4.  Recent pronouncements:
-------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements Nos. 141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on April 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Report, including, without limitation, statements containing the words "may," "will," "believes," "anticipates," "expects" or the negative or other variations thereof or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SourcingLink to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risk Factors" below, and are discussed in more detail in the "Risks Related to Our Business" section of SourcingLink's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SourcingLink disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

SourcingLink provides comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based hosted solution, branded MySourcingCenter(TM), addresses the pre-order phase of business-to-business merchandise sourcing. MySourcingCenter(TM) provides immediate connectivity between retail merchandise buyers and their suppliers worldwide. The solution organizes and automates a broad range of sourcing activities, improving productivity and reducing costs and buying lead-times. For merchandise suppliers, MySourcingCenter(TM) provides a sales tool to expand market reach, enhance existing trading relationships, and reduce costs. SourcingLink provides complementary enablement and strategic sourcing services for retail buyers and their suppliers. Strategic sourcing services involves a methodology and process for providing savings to retailers through auction-based trading events. MySourcingCenter(TM) enablement services includes the training of buyers and suppliers on Internet-based business-to-business tools and exchanges to bring buyers and suppliers together in on-line environments.

In March 2000, SourcingLink entered into a services contract with Paris, France-based Carrefour S.A. (the "Carrefour contract"). The agreement with Carrefour, the world's second largest retailer, provides that SourcingLink will receive a minimum of $9 million for services to be performed over a three-year period which began April 1, 2000. The Carrefour contract followed an announcement by Carrefour that it, Sears, Roebuck & Co. and Oracle Corporation were forming a new company named GlobalNetXchange ("GNX"), for the purpose of connecting electronically and facilitating certain merchandise buying activities with suppliers worldwide. Under our contract, we are assisting Carrefour with its implementation of GNX functionality and processes.

The majority of the Company's revenue is derived from services performed under the Carrefour contract. The Company is actively pursuing subscribers for its MySourcingCenter(TM) solution, as well as additional customers for its professional services.

Accumulated Losses

From its inception in 1993 through June 30, 2001, SourcingLink has incurred net losses of approximately $20.8 million, primarily as a result of costs to develop its technology, to develop and introduce its sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success is highly dependent on its ability to execute in a timely manner its sales and marketing plans, including the expansion of its customer base, of which no assurance can be made. Additional factors in the Company's success include the ability to raise additional capital, continued satisfactory performance under the major Professional Services contract, and continued contributions of key management, consulting, development, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, prospects, operating results or financial condition.

Results of operations for the three months ended June 30, 2001 and 2000

Revenue. Total revenue for the three months ended June 30, 2001 increased $199,000, or 26%, to $964,000, from $765,000 in the three months ended June 30, 2000. This includes an increase in Professional Services revenue of $379,000 to $944,000 this year from $565,000 in the same period one year ago. Such increase is attributable to a higher amount of services being provided under the Carrefour contract, a three-year, $9 million services agreement that began April 1, 2000. Last year's first quarter was the initial period of work on the contract, and the level of contract activity has increased since then. The increase in Professional Services revenue was partially offset by a decrease in Subscriber revenue of $180,000 to $20,000 from $200,000 in last year's first quarter. This decrease in Subscriber revenue is attributable to two factors. The first factor is that the majority of the Subscriber revenue last year was from desktop solutions SourcingLink provided for use by its major customer in managing inspection and shipping tracking data. Use of these desktop solutions declined significantly over the second half of fiscal year 2001, and effective in this year's first quarter, the customer moved these applications in-house. Therefore, there is no revenue from the inspection or shipping tracking applications in this year's first quarter. The second factor is that a portion of the Subscriber revenue in both the current and prior year quarters is from subscriptions of suppliers that were made available to SourcingLink by Paris, France-based Promodes, which was acquired by Carrefour late in calendar 1999. As previously mentioned, Carrefour has contracted with GNX for facilitating certain buying activities electronically with its merchandise suppliers, and the number of former Promodes suppliers subscribing to our solution has been decreasing since the acquisition of Promodes by Carrefour, and Carrefour's subsequent involvement with GNX. We expect that the remaining such suppliers will discontinue their subscriptions in the near future.

The Company is working with Europe-based Leroy Merlin on its use of MySourcingCenter(TM) with its buyers and merchandise suppliers, and also continues to plan roll-outs with certain buyers of our other charter retailers. We are also pursuing new retail customers with suppliers that could adopt our solution, which is targeted at the home improvement segment of the retail market, and we are seeking customers in addition to Carrefour for our strategic sourcing services.

Due to the Carrefour contract, the Company expects that Professional Services revenue will continue to comprise a significant portion of the Company's overall revenue in its fiscal year ending March 31, 2002. For MySourcingCenter(TM) Subscriber revenue, the Company's solution for the home improvement industry involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers thus increasing the difficulty of the sales and marketing task. In addition, supplier adoption may be linked to use of MySourcingCenter(TM) by large retail companies, which generally requires the approval of multiple parties and management levels within the retail organization, frequently resulting in lengthy sales and implementation cycles.

Cost of Revenue. The overall dollar amount of the cost of revenue for the three months ended June 30, 2001 was $353,000, nearly unchanged from the $358,000 of the prior year's first quarter. The amount of the components of the cost of revenue changed, however, as the cost of Professional Services revenue increased by $189,000 to $292,000 in the current year from $103,000 last year, while this year's first quarter cost of Subscriber revenue decreased by $194,000 to $61,000 from $255,000 in the same period last year. The cost of Professional Services revenue increased due to the increased labor and associated costs in support of the higher level of revenue. The cost of Subscriber revenue decreased due to the higher cost of network infrastructure support and hosting under a prior year agreement with IBM for such services compared to the Company's current Southern California-based co-location arrangement for our solution infrastructure that was put in place effective October 1, 2000.

Total gross profit increased $204,000 to $611,000, or 63% of total revenues, from $407,000, or 53% of total revenues, in the three months ended June 30, 2000. The increase in gross profit is attributable to the increase in Professional Services revenue, and associated profit, under the Carrefour contract.


Operating Expenses
------------------

Selling, General and Administrative Expenses. In the three months ended June 30, 2001, SourcingLink's selling, general and administrative expenses decreased by $130,000, or 15%, to $759,000 from $889,000 in the three months ended June 30, 2000. The decrease in these expenses is primarily attributable to the reduction in this quarter of year-end incentive compensation accruals to reflect the amount ultimately approved by the Company's board of directors and reduced legal fees as compared to the prior year. These reductions were partially offset by an increase in sales and marketing costs of the Company's solutions and services.

Management expects that selling, general and administrative expenses will increase as we incur additional labor and other costs related to management and marketing, including the addition of a new Chief Executive Officer in June 2001, and as we increase our sales efforts related to our strategic sourcing services and MySourcingCenter(TM) solution with buyers and merchandise suppliers in the home improvement or other segments of the retail industry.

Product Development Expenses. Product development expenses during the first quarter of fiscal year 2002 decreased by $196,000, or 53%, to $175,000 from $371,000 in the three months ended June 30, 2000. The decrease in product development expenses is primarily due to lower labor and subcontract costs as compared to the prior year's first quarter. We had ramped-up our development costs in fiscal 2000 for a major enhancement of our core solution. This effort was completed during the first quarter of fiscal 2001, and such costs were subsequently reduced to a lower level. In addition, new accounting guidelines under Emerging Issues Task Force Issue No. 00-2 became effective for the Company on July 1, 2000. Under these guidelines, certain Web site development costs must be capitalized and amortized rather than expensed, which reduced the amount of product development costs that were expensed in this year's first quarter by $44,000 compared to $0 in the same period last year.

Recently, the Company has upgraded its development staff, and management expects that product development expenses may be higher in subsequent quarters of the current fiscal year than such costs were in the quarter just completed.

Stock-based Compensation. The stock-based compensation in last year's first quarter relates to the cost of warrants for the purchase of SourcingLink common stock issued to two strategic partner companies during fiscal year 2000. The related expense was determined under the Black-Scholes valuation method, and was being amortized over the periods associated with the business agreements underlying the warrants. Such amortization amounted to $185,000 in the first quarter of fiscal year 2001. There is no such amortization this year as one of the warrants was cancelled by the Company last fiscal year, and the cost of the other warrant is fully amortized.

Other Expense, net and Interest Income. The principal components of other expense, net, are certain franchise taxes, and exchange gains or losses on foreign currency transactions with SourcingLink's subsidiary in France. Primarily as a result of these costs, other expense, net was $7,000 and $1,000 in the three months ended June 30, 2001 and 2000, respectively. Interest income was $38,000 and $73,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in interest income is attributable to both the decline in interest rates applicable to cash investments and the decrease in cash on-hand this year as compared to the prior year.

Income Taxes. SourcingLink recorded a net loss of $292,000 during the three months ended June 30, 2001, and had net losses of $1.6 and $4.5 million in fiscal years 2001 and 2000, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of June 30, 2001, SourcingLink had net operating loss carryforwards for United States income tax purposes of approximately $13.5 million. These losses expire at various dates between 2011 and 2022. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of SourcingLink due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

Our quarterly operating results may vary depending on a number of factors, including: demand for our solutions and services; actions taken by our competitors, including new alliances, product introductions and enhancements; delays or reductions in spending for, or the adoption of, pre-order supply chain management solutions by our potential customers as companies review business-to-business applications; ability of our solution, network and operations infrastructure to handle measurable activity; ability to develop, introduce and market our solutions on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional sales personnel; size and timing of sales of our solution and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of competitive solutions, or new developments or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

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


Liquidity and Capital Resources

SourcingLink's cash and cash equivalents at June 30, 2001 were $3.0 million, a decrease of $1.1 million from March 31, 2001. However, $499,000 of this decrease is a reclassification to short-term investments of cash that is invested for a period greater than 90 days. Cash used in operating activities for the three months ended June 30, 2001 was $550,000, compared to $806,000 for the three months ended June 30, 2000. The cash usage in each period was primarily due to the net losses as well as the payment of accrued incentive compensation and other year-end accruals.

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


RISK FACTORS

The market for our solution and services is at an early stage. We need retailers and their merchandise suppliers to implement and use our solution and services.

The market for Internet-based business-to-business solutions and services is at an early stage of development. Our success depends on a significant number of retailers and their merchandise suppliers implementing our solution and contracting for our services. The decision to implement our solution or services by major retailers and their merchandise suppliers is controlled by multiple parties within the retail organization. In order to implement our solution or services, often these organizations must change established business practices and conduct business in new ways. Our ability to attract customers for our solution and services may depend on leveraging our existing major customer as a reference account. Unless a significant number of retailers and their merchandise suppliers implement our solution or contract for our services, our solution and services may not achieve widespread market acceptance and our business will be seriously harmed.

We have a history of losses and expect to incur losses in the future.

We incurred a net loss of $292,000 in the first quarter of fiscal year 2002, and net losses of $1.6 million and $4.5 million in fiscal years 2001 and 2000, respectively. As of June 30, 2001, we had an accumulated deficit of approximately $20.8 million. While we expect the Carrefour contract will provide a total of $9 million of revenue over the three-year period that began on April 1, 2000, we also expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. In addition, with Carrefour's acquisition of Promodes and subsequent formation, along with Sears, Roebuck & Co. and Oracle Corporation, of GlobalNetXchange, we have lost subscribing suppliers of the former Promodes central buying organization. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur losses in upcoming financial quarters.

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

We anticipate that revenues from our solution will constitute substantially all of our non-service revenues for the foreseeable future. Consequently, if we are unable to generate sales of, or demand at an adequate price for, our solution, or if it fails to achieve market acceptance, our prospects will be seriously harmed. Likewise, substantial non-performance by us on the Carrefour contract would seriously harm our ability to collect the minimum payments due to us under the contract, which amount to a total of $9 million over the three-year period that began April 1, 2000.

We expect implementation of our solutions by large retailers to be complex, time consuming and expensive, and we may experience long sales and implementation cycles.

Our supply chain management solution is often viewed as an enterprise-wide solution that must be deployed to many users within a large retailer's sourcing organization. An enterprise-wide adoption by large retailers is often characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In addition, our potential customers generally consider other issues before adopting our solution, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our solution. Enterprise-wide sales characteristically take several months to finalize, and such a sale must often be approved by a number of management levels within the customer organization. Entering into an agreement with a customer for the implementation of our solution does not assure that the customer will in fact make such implementation or assure the time frame in which the implementation may occur.

We are currently marketing our solution to buyers within retail companies, and directly to suppliers, in addition to targeting enterprise-wide rollouts for large retailers. There is no assurance that this strategy will shorten sales cycles or result in significant new customer subscriptions to our solution.

We derive most of our revenue from sales to one main retailer. If we are not able to retain this retailer as a customer our revenues will be reduced and our financial results and prospects will suffer.

Our largest customer accounts for a substantial majority of our revenues. We may not be able to retain our customers or our strategic partners may decrease their commitment to require their suppliers to use our solution. Specifically, due to Carrefour's participation in GlobalNetXchange, we may not have the opportunity to market to its suppliers in combination with Carrefour. We may be unable to adequately perform the required services under our contract with Carrefour, which would harm our sales and financial results.

Our customers and prospective customers are either in, or supplying goods to, the retail industry. A significant change or downturn in this industry could adversely affect our prospects.

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

Recently formed exchanges such as GlobalNetXchange and WorldWide Retail Exchange are owned primarily by retailers and are focused exclusively on retail merchandise procurement. Companies such as FreeMarkets, Inc. provide general Internet-based sourcing capabilities and services for buyers and suppliers in a business-to-business electronic marketplace. Companies that provide electronic catalogs and content management services could expand their offerings to include sourcing functionality. Our indirect competitors are traditional value-added network solution providers that have extended their value-added network connections over the Internet. We also face indirect competition from both new and traditional companies that are focused on trading exchanges or marketplaces that allow merchandise buyers and sellers to access each other on channels within new or existing portals. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, giving these companies a broader or more comprehensive solution than our solution, which could adversely affect our business. We also expect that additional established and emerging companies will seek to enter our solutions market as it continues to develop and expand.

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

We may not be able to compete successfully against current or future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources, greater name recognition or a larger installed base of customers.

We depend on our key personnel.

Our future performance depends on the continued service of our senior management, product development, professional services, and sales and marketing personnel. The loss of the services of one or more of our key personnel could seriously harm our prospects. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, services, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our professional services, direct sales and product development organizations. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our software may contain errors or defects.

Our software is complex and may contain undetected errors or failures when first introduced. This may result in failure to achieve or maintain market acceptance of our solution. We have in the past discovered programming errors in our new releases after their introduction. We have experienced delays in release, and we may discover errors in the future in existing versions or new versions after release, which could materially and adversely affect our business.

Our current systems, procedures and controls may be inadequate to support the expected growth and the expansion of our services business.

We currently plan to hire new employees and to expand the geographic scope of our services customer base and operations. These activities will result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our services and operations will require us to continue to improve our financial and management controls, reporting systems, project management and procedures on a timely basis, and expand, train and manage our employee work force. We may encounter difficulties in transitioning and expanding our business in the services area, and our personnel, systems, procedures and controls may be inadequate to support our future operations.

Our business is susceptible to risks associated with international operations.

We market our solution and services to retailers and their merchandise suppliers on a worldwide basis, and historically have derived a significant portion of our revenues from international sales. As such, we are subject to risks associated with international business activities, including unexpected changes in regulatory requirements and the burdens of compliance with a wide variety of foreign laws; longer accounts receivable payment cycles and difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; and currency exchange rate fluctuations, which could increase the cost of our solutions and services.

We depend on increasing use of the Internet and on the growth of eCommerce. If the use of the Internet and eCommerce do not grow as anticipated, our business will be seriously harmed.

Our success depends on the increased acceptance and use of the Internet as a medium of commerce on a global basis. Growth in the use of the Internet for eCommerce is a recent phenomenon and has fluctuated in the recent past. As a result, acceptance and use of the Internet may not continue to develop at significant rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

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

PART II     OTHER INFORMATION


Item 6      Exhibits and Reports on Form 8-K

     a.      Exhibits

     10.1 Employment Agreement dated June 1, 2001 between the Company and Dan Rawlings

     b.    Reports on Form 8-K

     No reports on Form 8-K were filed, or required to be filed, with the Securities and Exchange Commission during the quarter for which this report is filed.


                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2001       SourcingLink.net, Inc.


                              By:  /s/ Gary Davidson
                                  ------------------
                              Gary Davidson,
                              Vice President Finance and Administration, Chief Financial Officer
                              (Principal Financial Officer)