Form 10QSB
period 2001-09-30
SOURCINGLINK NET INC
filed 2001-11-14
CIK 825517

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001.

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

Shares of Common Stock outstanding as of November 7, 2001: 8,140,800 shares

                             SourcingLink.net, Inc.


                                    CONTENTS
                                    --------

                                                                           Page
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Condensed Balance Sheets as of
           September 30, 2001 (unaudited) and March 31, 2001                  3

           Consolidated Condensed Statements of Operations
           for the three and six months ended September 30, 2001
           and 2000 (unaudited)                                               4

           Consolidated Condensed Statements of Cash Flows
           for the six months ended September 30, 2001 and 2000 (unaudited)   5

           Notes to Consolidated Unaudited Financial Statements               6

Item 2     Management's Discussion and Analysis or Plan of Operation          7

PART II    OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders               14

Item 6     Exhibits and Reports on Form 8-K                                  14

           Signature                                                         15

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

                            SourcingLink.net, Inc.
                     Consolidated Condensed Balance Sheets

                                             September 30,      March 31,
                                                 2001             2001
                                             ------------      ----------
                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $  3,194,000     $  4,076,000
  Accounts receivable, net                        102,000          353,000
  Other current assets                            121,000          135,000
                                             ------------     ------------
    Total current assets                        3,417,000        4,564,000

Property and equipment, net                       536,000          523,000
Other non-current assets                           54,000           54,000
                                             ------------     ------------
    Total assets                             $  4,007,000     $  5,141,000
                                             ============     ============

LIABILITIES
Current liabilities:
  Accounts payable and accrued liabilities   $  1,114,000     $  1,226,000
  Deferred revenue and other                      238,000          225,000
                                             ------------     ------------
    Total current liabilities                   1,352,000        1,451,000

STOCKHOLDERS' EQUITY
Common Stock                                        8,000            8,000
Additional paid in capital                     24,132,000       24,127,000
Accumulated deficit                           (21,565,000)     (20,532,000)
Cumulative foreign currency translation
 adjustments                                       80,000           87,000
                                             ------------     ------------
  Total stockholders' equity                    2,655,000        3,690,000
                                             ------------     ------------
    Total liabilities and stockholders'
     equity                                  $  4,007,000     $  5,141,000
                                             ============     ============

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements Of Operations
                                  (Unaudited)

                                        Three months ended September 30,        Six months ended September 30,
                                        -------------------------------         -----------------------------
                                           2001                 2000                2001               2000
                                        ----------          -----------          ----------         ---------
Revenue:
  Professional services                 $  865,000          $  736,000          $ 1,809,000        $ 1,301,000
  Subscribers                                7,000             122,000               27,000            322,000
                                        ----------          ----------          -----------        -----------
                                           872,000             858,000            1,836,000          1,623,000

Cost of revenue:
  Professional services                    251,000             206,000              543,000            309,000
  Subscribers                               55,000             256,000              116,000            511,000
                                        ----------          ----------          -----------        -----------
                                           306,000             462,000              659,000            820,000

Gross profit                               566,000             396,000            1,177,000            803,000

Operating expenses:
  Selling, general and
    administrative                       1,119,000             705,000            1,878,000          1,594,000
  Product development                      205,000             197,000              380,000            568,000
  Amortization of warrants
    issued to strategic partners                --               7,000                   --            192,000
                                        ----------          ----------          -----------        -----------
Total operating expenses                 1,324,000             909,000            2,258,000          2,354,000

Operating loss                            (758,000)           (513,000)          (1,081,000)        (1,551,000)
Other expense, net                          (9,000)                 --              (16,000)            (1,000)
Interest income                             26,000              65,000               64,000            138,000
                                        ----------          ----------          -----------        -----------
Net loss                                $ (741,000)         $ (448,000)         $(1,033,000)       $(1,414,000)
                                        ==========          ==========          ===========        ===========

Net loss per share (basic and           ----------          ----------          -----------        -----------
  diluted)                              $    (0.09)         $    (0.06)         $     (0.13)       $     (0.18)
                                        ==========          ==========          ===========        ===========
Weighted average number of shares
used in per share calculation (basic
and diluted)                             8,139,000           8,066,000            8,137,000          8,062,000
                                        ==========          ==========          ===========        ===========

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                            SourcingLink.net, Inc.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                Six months ended September 30,
                                                ------------------------------
                                                     2001             2000
                                                ------------      ------------
Cash flows from operating activities:
   Net loss                                     $ (1,033,000)    $ (1,414,000)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization expense             155,000          113,000
   Unrealized exchange (gain) loss                     1,000           (1,000)
   Amortization of stock-based
    compensation                                          --          192,000
   Changes in operating assets and
    liabilities-net                                  166,000         (129,000)
                                                ------------     ------------
     Net cash used in operating activities          (711,000)      (1,239,000)
                                                ------------     ------------


Cash flows from investing activities:
   Purchases of fixed assets                        (168,000)        (245,000)
   Purchases of short-term investments              (499,000)              --
   Maturities of short-term investments              499,000        1,955,000
                                                ------------     ------------
      Net cash provided by (used in)
       investing activities                         (168,000)       1,710,000
                                                ------------     ------------


Cash flows from financing activities:
   Proceeds from exercise of stock
    options                                               --           29,000
   Proceeds from issuance of common
    stock                                              5,000           22,000
                                                ------------     ------------
      Net cash provided by financing
       activities                                      5,000           51,000
                                                ------------     ------------


Effect of exchange rate changes on cash               (8,000)           1,000
                                                ------------     ------------
      Net increase (decrease) in cash
       and cash equivalents                         (882,000)         523,000


Cash and cash equivalents, beginning
 of the period                                     4,076,000        3,870,000
                                                ------------     ------------

Cash and cash equivalents, end of
 the period                                     $  3,194,000     $  4,393,000
                                                ============     ============


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                             SourcingLink.net, Inc.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of presentation:
--------------------------

The interim consolidated condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The year-end balance sheet data at March 31, 2001 was derived from the audited financial statements.

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

2.  Computation of net loss per share:
--------------------------------------

Net loss per share is presented on a basic and diluted basis.  Basic earnings
(loss) per share is computed by dividing the income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. For the Company, dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon the exercise of stock options and warrants for all periods and conversion of preferred stock for the three and six months ended September 30, 2000.

Basic and diluted earnings (loss) per share are calculated as follows for the three and six months ended September 30, 2001 and 2000 (unaudited):

                      Three months ended September 30,     Six months ended September 30,
                      --------------------------------     --------------------------------
Basic and diluted:        2001                2000             2001                2000
                      ------------         -----------     ------------       -------------
Net loss                $ (741,000)        $ (448,000)     $(1,033,000)        $(1,414,000)
                        ==========         ==========      ===========         ===========
Weighted average
 shares outstanding
 for the period          8,139,000          8,066,000        8,137,000           8,062,000

Net loss per share      $    (0.09)        $    (0.06)     $     (0.13)        $     (0.18)
                        ==========         ==========      ===========         ===========

At September 30, 2001, the Company had 1,117,000 options and 742,000 warrants outstanding to purchase shares of Common Stock compared to 711,000 options and 754,000 warrants outstanding at March 31, 2001. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.  Comprehensive loss:
-----------------------

Comprehensive loss for the three months ended September 30, 2001 and 2000 was $744,000 and $448,000, respectively. For the six months ended September 30, 2001 and 2000 the comprehensive loss was $1,040,000 and $1,414,000, respectively.
The difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments.

4.  Recent pronouncements:
-------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142", respectively). FAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on April 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position, and it believes that any impact will not be material.

On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company for fiscal years beginning after December 15, 2001.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements contained in this Report, including, without limitation, statements containing the words "may," "will," "believes," "anticipates," "expects" or the negative or other variations thereof or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SourcingLink to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risk Factors" below, and are discussed in more detail in the "Risks Related to Our Business" and "Risks Related to Our Industry" sections of SourcingLink's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SourcingLink disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

SourcingLink provides comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based hosted solution, branded MySourcingCenter(TM), addresses the pre-order phase of business-to-business merchandise sourcing. MySourcingCenter provides immediate connectivity between retail merchandise buyers and their suppliers worldwide. The solution organizes and automates a broad range of sourcing activities, improving productivity and reducing costs and buying lead-times. For merchandise suppliers, MySourcingCenter provides a sales tool to expand market reach, enhance existing trading relationships, and reduce costs. SourcingLink provides complementary enablement and strategic sourcing services for retail buyers and their suppliers. Strategic sourcing services involves a methodology and process for providing savings to retailers through auction-based trading events. MySourcingCenter enablement services includes the training of buyers and suppliers on Internet-based business-to-business tools and exchanges to bring buyers and suppliers together in on-line environments.

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

The majority of the Company's revenue is derived from services performed under the Carrefour contract. The Company is actively pursuing subscribers for its MySourcingCenter solution, as well as additional customers for its professional services. Subsequent to the end of the second quarter, we announced an agreement with the WorldWide Retail Exchange, or WWRE, under which our professional services can be marketed jointly and sold by the WWRE to retail members of the exchange. In terms of membership, WWRE is the largest exchange in the retail industry with 59 members around the globe. Work under the contract will be performed under statements of work for the various projects that arise.

Accumulated Losses

From its inception in 1993 through September 30, 2001, SourcingLink has incurred net losses of approximately $21.5 million, primarily as a result of costs to develop its technology, to develop and introduce its sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success is highly dependent on its ability to execute in a timely manner its sales and marketing plans, including the expansion of its customer base, of which no assurance can be made. Additional factors in the Company's success include the ability to raise additional capital, continued satisfactory performance under the Carrefour contract, and continued contributions of key management, consulting, development, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, prospects, operating results or financial condition.

Results of operations for the three and six months ended September 30, 2001 and 2000

Revenue. Total revenue for the three months ended September 30, 2001 increased $14,000, or 2%, to $872,000, from $858,000 in the three months ended September 30, 2000. Total revenue for the six-month period ended September 30, 2001 increased $213,000, or 13%, to $1,836,000, from $1,623,000 in the six months ended September 30, 2000. This includes an increase in Professional Services revenues for the second quarter of $129,000, to $865,000 this year from $736,000 in last year's second quarter, and an increase for the six-month period of $508,000, to $1,809,000 this year from $1,301,000 for the same period one year ago. The increase in Professional Services revenue for both the three and six-month periods is attributable to a higher amount of services being provided under the Carrefour contract, a three-year, $9 million services agreement that began April 1, 2000. Last year's first six months were the initial period of work on the contract, and the level of contract activity was ramping-up during that initial phase of work.

The increase in Professional Services revenue was largely offset in the three-month period by a decrease in Subscriber revenue of $115,000, to $7,000 from $122,000 in last year's second quarter. For the six-month period ended September 30, 2001, Subscriber revenue decreased by $295,000, to $27,000 in 2001 from $322,000 one year ago. For both the three and six-month periods, the decrease in Subscriber revenue in 2001 is attributable to two factors. The first factor is that the majority of the Subscriber revenue last year was from desktop solutions SourcingLink provided for use by its major customer in managing inspection and shipping tracking data. Use of these desktop solutions declined significantly over the second half of fiscal year 2001, and effective at the beginning of this year's first quarter, the customer moved these applications in-house. Therefore, there is no revenue from the inspection or shipping tracking applications in this year's results. The second factor is that a portion of the Subscriber revenue in both the current and prior year quarters is from subscriptions of suppliers that were made available to

SourcingLink by Paris, France-based Promodes, which was acquired by Carrefour late in calendar 1999. These subscriptions were for use of an older version of our solution, not our current MySourcingCenter(TM) product. As previously mentioned, Carrefour has contracted with GNX for facilitating certain buying activities electronically with its merchandise suppliers, and the number of former Promodes suppliers subscribing to our solution began decreasing with the acquisition of Promodes by Carrefour, and Carrefour's subsequent involvement with GNX. As of September 2001, we discontinued this older version of our solution.

The Company is working with Europe-based Leroy Merlin on its use of MySourcingCenter with its buyers and merchandise suppliers, and is progressing on our plans for initial roll-outs with certain buyers of our other charter retailers. We are also pursuing new retail customers with suppliers that could adopt our solution, which is targeted at the home improvement segment of the retail market. As previously mentioned, we have signed an agreement with the WorldWide Retail Exchange to provide our Professional Services to the retail members of the exchange. Work with WWRE will be performed under individual statements of work, or SOW's, and initial SOW's are currently underway.

Due to the Carrefour and WWRE contracts, the Company expects that Professional Services revenue will continue to comprise a significant portion of the Company's overall revenue in its fiscal year ending March 31, 2002. For MySourcingCenter Subscriber revenue, the Company's solution for the home improvement industry involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers thus increasing the difficulty of the sales and marketing task. In addition, supplier adoption may be linked to use of MySourcingCenter by large retail companies, which generally requires the approval of multiple parties and management levels within the retail organization, frequently resulting in lengthy sales and implementation cycles.

Cost of Revenue. For the three months ended September 30, 2001, the cost of revenue decreased $156,000, or 34%, to $306,000 from $462,000 in the prior year's three-month period. For the six-month period, the cost of revenue decreased $161,000, or 20%, to $659,000 from $820,000 last year. For the quarter, total gross profit increased $170,000 to $566,000, or 65% of revenue, from $396,000, or 46% of revenue, in the three months ended September 30, 2000. In the first six months of fiscal 2002, total gross profit increased $374,000 to $1,177,000 or 64% of revenue, from $803,000, or 49% of revenue, in the six months ended September 30, 2000.

The amounts of the components of cost of revenue have shifted this year as compared to fiscal year 2001. The cost of Subscriber revenue in the current year's three-month period decreased by $201,000, to $55,000 from $256,000 in last year's second quarter, and in the six months decreased by $395,000, to $116,000 from $511,000 in the same period last year. The cost of Subscriber revenue decreased due to the higher cost of network infrastructure support and hosting under a prior year agreement with IBM for such services compared to the Company's current Southern California-based co-location arrangement for our solution infrastructure that was put in place effective October 1, 2000. The cost of Professional Services revenue in the second quarter increased by $45,000, to $251,000 in the current year from $206,000 last year, and in the six-month period increased by $234,000, to $543,000 from $309,000 one year ago. The cost of Professional Services revenue increased due to the increased labor and associated costs in support of the higher level of revenue.

Operating Expenses

Selling, General and Administrative Expenses. In the current year's second quarter, the Company's selling, general and administrative expenses increased by $414,000, or 59%, to $1,119,000 from $705,000 in the quarter ended September 30, 2000. The increase in these expenses is primarily attributable to changes in management personnel that were initiated in the current quarter, as well as investments in marketing materials and activities, including travel costs.
These costs were targeted at securing new business for the Company, and in addition, for the management costs, at securing the expertise needed to deliver on new business obtained.

For the six months ended September 30, 2001, selling, general and administrative expenses increased $284,000, or 18%, to $1,878,000 from $1,594,000 in the same six months of the prior year. For the year-to-date, the increases described above that occurred in the second quarter were partially offset by lower costs in the first quarter as compared to the prior year's first three months, primarily due to a reduction of year-end incentive compensation accruals to reflect the amount ultimately approved by the Company's board of directors and reduced legal fees as compared to the prior year.

Based on the activities completed during the second quarter and current plans for the remainder of the year, management does not expect selling, general and administrative expenses over the next two quarters of the current fiscal year to continue increasing at a rate similar to that which occurred this quarter.

Product Development Expenses. Product development expenses during the three months ended September 30, 2001 were nearly unchanged at $205,000 as compared to $197,000 in the three months ended September 30, 2000. For the six-month period, product development expenses decreased $188,000, or 33%, to $380,000 from $568,000 for the same period last year. The decrease in product development expenses is primarily due to lower labor and subcontract costs as compared to the prior year's first quarter. We had ramped-up our development costs in fiscal 2000 for a major enhancement of our core solution. This effort was completed during the first quarter of fiscal 2001, and such costs were subsequently reduced to a lower level. In addition, new accounting guidelines under Emerging Issues Task Force Issue No. 00-2 became effective for the Company on July 1, 2000. Under these guidelines, certain Web site development costs must be capitalized and amortized rather than expensed. Due to the July 1, 2000 effective date of the guidelines, there was a greater reduction in the amount of product development costs that were expensed in the six months ended September 30, 2001 as compared to the same six-month period one year ago.

The Company upgraded its development staff during this year's second quarter, and therefore management expects that product development expenses will be slightly higher in subsequent quarters of the current fiscal year than such costs were in the quarter just completed.

Stock-based Compensation. The stock-based compensation in last year's second quarter and first six months relates to the cost of warrants for the purchase of SourcingLink common stock issued to strategic partner companies during fiscal year 2000. The related expense was determined under the Black-Scholes valuation method, and was being amortized over the periods associated with the business agreements underlying the warrants. Such amortization amounted to $7,000 in the second quarter and $192,000 in the first six months of fiscal year 2001. There is no such amortization this year as one of the warrants was cancelled by the Company last fiscal year, and the cost of the other warrant has been fully amortized.

Other Expense, net and Interest Income. The principal components of other expense, net, are certain franchise taxes, and exchange gains or losses on foreign currency transactions with SourcingLink's subsidiary in France. Primarily as a result of these costs, other expense, net was $9,000 and nil in the quarters ended September 30, 2001 and 2000, respectively. For the six-month periods, these expenses amounted to $16,000 and $1,000 in fiscal years 2002 and 2001, respectively. Interest income was $26,000 and $65,000 for the three months ended September 30, 2001 and 2000, respectively, and $64,000 and $138,000 for the six months ended September 30, 2001 and 2000, respectively. The decrease in interest income is attributable to both the decline in interest rates applicable to cash investments and the decrease in cash on-hand this year as compared to the prior year.

Income Taxes. SourcingLink recorded a net loss of $1.0 million during the six months ended September 30, 2001, and had net losses of $1.6 and $4.5 million in fiscal years 2001 and 2000, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of September 30, 2001, SourcingLink had net operating loss carryforwards for United States income tax purposes of approximately $14.0 million. These losses expire at various dates between 2011 and 2022. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of SourcingLink due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

Liquidity and Capital Resources

SourcingLink's cash and cash equivalents at September 30, 2001 were $3.19 million, a decrease of $882,000 from March 31, 2001. Cash used in operating activities for the six months ended September 30, 2001 was $711,000, compared to $1,239,000 for the six months ended September 30, 2000. The cash usage in each period was primarily due to the net losses incurred.

We believe that our existing cash balances are sufficient to fund our operating needs for the next 12 months. If we are unable to maintain our relationship with our main customer we may need to seek additional funding before the end of this period. We plan to actively seek additional equity investment to fund operations beyond the next 12 months. If such efforts are unsuccessful, we will need to reduce operating spending significantly, which would materially and adversely affect our business.

The Company currently does not have a bank credit line. The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.


RISK FACTORS

The market for our solution and services is at an early stage. We need retailers and their merchandise suppliers to implement and use our solution and services.

The market for Internet-based business-to-business solutions and services is at an early stage of development. Our success depends on a significant number of retailers and their merchandise suppliers implementing our solution and contracting for our services. The decision to implement our solution or services by major retailers and their merchandise suppliers is controlled by multiple parties within each retail organization. In addition, many large retailers are members of one of the two large industry exchanges, and the exchanges may play a role in influencing retailer solution provider and implementation decisions. In order to implement our solution or services, often these organizations must change established business practices and conduct business in new ways. Our ability to attract customers for our solution and services may depend on leveraging our existing major customer as a reference account. Unless a significant number of retailers and their merchandise suppliers implement our solution or contract for our services, our solution and services may not achieve adequate market acceptance and our business will be seriously harmed.

We have a history of losses and expect to incur losses in the future.

We incurred a net loss of $1.0 million in the first six months of fiscal year 2002, and net losses of $1.6 million and $4.5 million in fiscal years 2001 and 2000, respectively. As of September 30, 2001, we had an accumulated deficit of approximately $21.5 million. While we expect the Carrefour contract will provide at least a total of $9 million of revenue over the three-year period that began on April 1, 2000, we also expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. In addition, with Carrefour's acquisition of Promodes and subsequent formation, along with Sears, Roebuck & Co. and Oracle Corporation, of GlobalNetXchange, we have lost subscribing suppliers of the former Promodes central buying organization. Moreover, we expect to continue incurring significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur losses in upcoming financial quarters.

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

Our supply chain management solution is often viewed as an enterprise-wide solution that must be deployed to many users within a large retailer's sourcing organization. An enterprise-wide adoption by large retailers is often characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In addition, our potential customers generally consider other issues before adopting our solution, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our solution. Enterprise-wide sales characteristically take several months to finalize, and such a sale must often be approved by a number of management levels within the customer organization. Entering into an agreement with a customer for the implementation of our solution does not assure that the customer will in fact make such implementation or assure the time frame in which the implementation may occur. Any failure by the customer to implement our solution or delay in such implementation could adversely affect our financial results.

We derive most of our revenue from sales to one main retailer. If we are not able to retain this retailer as a customer our revenues will be reduced and our financial results and prospects will suffer.

Our largest customer accounts for a substantial majority of our revenues. We may not be able to retain our customers or our strategic partners may decrease their commitment to require their suppliers to use our solution. Specifically, due to Carrefour's participation in GlobalNetXchange, we may not have the opportunity to market to its suppliers in combination with Carrefour. We may be unable to adequately perform the required services under our contract with Carrefour, which would harm our sales prospects and financial results.

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

Our software is complex and may contain undetected errors or failures when first introduced. This may result in failure to achieve or maintain market acceptance of our solution. We have in the past discovered programming errors in our new releases after their introduction. We have experienced delays in release, and we may discover errors in the future in existing versions or new versions after release, which could materially and adversely affect our business and our relationship with existing customers and the ability to attract new customers.

Our current systems, procedures and controls may be inadequate to support the expected growth and expansion of our services business.

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

Our business would be seriously harmed if:

 .  Use of the Internet, the Web and other online services does not increase or increases more slowly than expected;
 . The infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur, or is disrupted in any significant way; or
 . The Internet, the Web and other online services do not create a viable commercial marketplace, inhibiting the development of eCommerce and reducing the need for our solution.


PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Stockholders on July 24, 2001, at which time the following matters were submitted to a vote of the Company's stockholders:

Proposal 1:   The election of the following persons as directors to serve until the next succeeding Meeting of Stockholders or until their respective successors have been elected and qualified, or until their earlier resignation or removal:

                                        Number of Shares
                         -----------------------------------------------
                              For            Against          Withheld
                         -------------     -----------      ------------
Marcel van Heesewijk       5,464,405          1,000             3,467
Daniel B. Rawlings         5,465,405              0             3,467
Johan A. Vunderink         5,465,375             30             3,467
Louis A. Delmonico         5,459,780          5,625             3,467

Proposal 2:   The amendment of the Company's 1999 Stock Incentive Plan to increase the number of shares of common stock issuable thereunder by 750,000 shares, bringing the total number of shares issuable thereunder to 1,000,000.

                                        Number of Shares
                         -----------------------------------------------
                              For            Against          Withheld
                         -------------     -----------      ------------
                           2,749,097        102,699            4,375

Item 6    Exhibits and Reports on Form 8-K

     a.   Exhibits

          None.

     b.   Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter for which this report is filed.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2001     SourcingLink.net, Inc.


                              By:  /s/ Gary Davidson
                                  ------------------
                              Gary Davidson,
                              Vice President Finance and Administration,
                              Chief Financial Officer (Principal Financial
                              Officer)