Form 10QSB
period 2001-12-31
SOURCINGLINK NET INC
filed 2002-02-14
CIK 825517

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 2001.

   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ___________ to ___________.

                        Commission File Number: 000-28391
                                                ---------


                             SourcingLink.net, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                   98-0132465
         ---------------------------                ------------------
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

Shares of Common Stock outstanding as of February 11, 2002: 8,146,050 shares

                             SourcingLink.net, Inc.

                                    CONTENTS

                                                                                                      Page
PART I            FINANCIAL INFORMATION
Item 1            Financial Statements

                      Consolidated Condensed Balance Sheets as of
                      December 31, 2001 (unaudited) and March 31, 2001                                   3

                      Consolidated Condensed Statements of Operations
                      for the three and nine months ended December 31, 2001
                      and 2000 (unaudited)                                                               4

                      Consolidated Condensed Statements of Cash Flows
                      for the nine months ended December 31, 2001 and 2000 (unaudited)                   5

                      Notes to Unaudited Consolidated Condensed Financial Statements                     6

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              7

PART II           OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                                       14

                  Signature                                                                              15

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

                             SourcingLink.net, Inc.
                     Consolidated Condensed Balance Sheets




                                                                             December 31,                  March 31,
ASSETS                                                                           2001                         2001
                                                                           --------------                -------------
Current assets:                                                              (Unaudited)
  Cash and cash equivalents                                                $    2,307,000                $   4,076,000
  Accounts receivable, net                                                        434,000                      353,000
  Other current assets                                                             90,000                      135,000
                                                                           --------------                -------------
    Total current assets                                                        2,831,000                    4,564,000

Property and equipment, net                                                       529,000                      523,000
Other non-current assets                                                           54,000                       54,000
                                                                           --------------                -------------
    Total assets                                                           $    3,414,000                   $5,141,000
                                                                           ==============                =============

LIABILITIES
Current liabilities:
  Accounts payable and accrued liabilities                                 $    1,071,000               $    1,226,000
  Deferred revenue and other                                                      283,000                      225,000
                                                                           --------------               --------------
    Total current liabilities                                                   1,354,000                    1,451,000

STOCKHOLDERS' EQUITY
Common stock                                                                        8,000                        8,000
Additional paid in capital                                                     24,132,000                   24,127,000
Accumulated deficit                                                           (22,159,000)                 (20,532,000)
Cumulative foreign currency translation adjustments                                79,000                       87,000
                                                                           --------------                -------------
    Total stockholders' equity                                                  2,060,000                    3,690,000
                                                                           --------------                -------------
     Total liabilities and stockholders' equity                            $    3,414,000                $   5,141,000
                                                                           ==============                =============


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                             SourcingLink.net, Inc.
                Consolidated Condensed Statements Of Operations
                                   (Unaudited)


                                                  Three months ended December 31,               Nine months ended December 31,
                                                ----------------------------------         ---------------------------------------
                                                    2001                   2000                2001                       2000
                                                -----------            -----------         ------------                -----------
Revenue:
  Professional services                         $ 1,001,000            $ 1,113,000          $ 2,810,000                $ 2,414,000
  Subscribers                                        10,000                 97,000               37,000                    419,000
                                                -----------            -----------          -----------                -----------
                                                  1,011,000              1,210,000            2,847,000                  2,833,000

Cost of revenue:
  Professional services                             339,000                330,000              882,000                    639,000
  Subscribers                                        56,000                 66,000              172,000                    577,000
                                                -----------            -----------          -----------                -----------
                                                    395,000                396,000            1,054,000                  1,216,000

Gross profit                                        616,000                814,000            1,793,000                  1,617,000

Operating expenses:
  Selling, general and
   administrative                                 1,021,000                749,000            2,899,000                  2,343,000
  Product development                               194,000                192,000              574,000                    760,000
  Amortization of warrants
   issued to strategic partners                          -                   7,000                  -                      199,000
                                                -----------            -----------          -----------                -----------
Total operating expenses                          1,215,000                948,000            3,473,000                  3,302,000

Operating loss                                     (599,000)              (134,000)          (1,680,000)                (1,685,000)

Other expense, net                                  (11,000)                (5,000)             (27,000)                    (6,000)
Interest income                                      16,000                 56,000               80,000                    194,000
                                                -----------            -----------          -----------                -----------
Net loss                                        $  (594,000)           $   (83,000)         $(1,627,000)               $(1,497,000)
                                                ===========            ===========          ===========                ===========

Net loss per share (basic and                   -----------            -----------          -----------                -----------
diluted)                                        $     (0.07)           $     (0.01)         $     (0.20)               $     (0.19)
                                                ===========            ===========          ===========                ===========

Weighted average number of shares
used in per share calculation (basic
and diluted)                                      8,141,000              8,069,000            8,138,000                  8,065,000
                                                ===========            ===========          ===========                ===========


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                             SourcingLink.net, Inc.
                 Consolidated Condensed Statements of Cash Flows

                                   (Unaudited)


                                                                                                 Nine months ended December 31,
                                                                                           ----------------------------------------
                                                                                                2001                       2000
                                                                                           ------------                ------------
Cash flows from operating activities:
  Net loss                                                                                 $ (1,627,000)               $ (1,497,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization expense                                                         244,000                     181,000
  Unrealized exchange loss                                                                        3,000                       2,000
  Loss on retirement of fixed assets                                                              1,000                         -
  Amortization of stock-based compensation                                                          -                       199,000
  Changes in operating assets and liabilities - net                                            (133,000)                   (880,000)
                                                                                           ------------                ------------
    Net cash used in operating activities                                                    (1,512,000)                 (1,995,000)
                                                                                           ------------                ------------

Cash flows from investing activities:
  Purchases of fixed assets                                                                    (251,000)                   (329,000)
  Purchases of short-term investments                                                          (499,000)                        -
  Maturities of short-term investments                                                          499,000                   1,955,000
                                                                                           ------------                ------------
    Net cash provided by (used in) investing activities                                        (251,000)                  1,626,000
                                                                                           ------------                ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                           -                        29,000
  Proceeds from issuance of common stock                                                          5,000                      22,000
                                                                                           ------------                ------------
    Net cash provided by financing activities                                                     5,000                      51,000
                                                                                           ------------                ------------

Effect of exchange rate changes on cash                                                         (11,000)                     (3,000)
                                                                                           ------------                ------------
    Net decrease in cash and cash equivalents                                                (1,769,000)                   (321,000)

Cash and cash equivalents, beginning of the period                                            4,076,000                   3,870,000

                                                                                           ------------                ------------
Cash and cash equivalents, end of the period                                               $  2,307,000                $  3,549,000
                                                                                           ============                ============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             SourcingLink.net, Inc.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of presentation:
--------------------------

The interim consolidated condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The year-end balance sheet data at March 31, 2001 was derived from the audited financial statements.

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

2.  Computation of net loss per share:
--------------------------------------

Net loss per share is presented on a basic and diluted basis. Basic earnings
(loss) per share is computed by dividing the income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. For the Company, dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon the exercise of stock options and warrants for all periods and conversion of preferred stock for the three and nine months ended December 31, 2000.

Basic and diluted earnings (loss) per share are calculated as follows for the three and nine months ended December 31, 2001 and 2000 (unaudited):


                                  Three months ended December 31,         Nine months ended December 31,
                               ------------------------------------    -----------------------------------
Basic and diluted:                2001                     2000           2001                     2000
                               -----------             ------------    ------------           ------------
Net loss                       $  (594,000)            $   (83,000)    $ (1,627,000)          $ (1,497,000)
                               ===========             ===========     ============           ============

Weighted average shares
outstanding for the period       8,141,000               8,069,000        8,138,000              8,065,000

Net loss per share             $     (0.07)            $     (0.01)    $      (0.20)          $      (0.19)
                               ===========             ===========     ============           ============

At December 31, 2001, the Company had 1,144,000 options and 742,000 warrants outstanding to purchase shares of Common Stock compared to 711,000 options and 754,000 warrants outstanding at March 31, 2001. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.  Comprehensive loss:
-----------------------

Comprehensive loss for the three months ended December 31, 2001 and 2000 was $595,000 and $85,000, respectively. For the nine months ended December 31, 2001 and 2000 the comprehensive loss was $1,635,000 and $1,498,000, respectively. The difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments.

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

On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company for fiscal years beginning after December 15, 2001.

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

In March 2000, SourcingLink entered into a services contract with Paris, France-based Carrefour S.A. (the "Carrefour contract"). The agreement with Carrefour, one of the world's largest retailers, provides that SourcingLink will receive a minimum of $9 million for services to be performed over a three-year period which began April 1, 2000. The Carrefour contract followed an announcement by Carrefour that it, Sears, Roebuck & Co. and Oracle Corporation were forming a new company named GlobalNetXchange ("GNX"), for the purpose of connecting electronically and facilitating certain merchandise buying activities with suppliers worldwide. Under the Carrefour contract, the Company is assisting Carrefour with its implementation of GNX functionality and processes.

The majority of the Company's revenue is derived from services performed under the Carrefour contract. The Company is actively pursuing subscribers for its MySourcingCenter solution, as well as additional customers for its professional services. During the third quarter, the Company announced an agreement with the WorldWide Retail Exchange, or WWRE, under which the Company's professional services can be marketed jointly and sold by the WWRE to retail members of the exchange (the "WWRE contract"). In terms of membership, WWRE is the largest exchange in the retail industry with 59 members around the globe. Work under the contract is performed under statements of work for the various projects that arise.

Accumulated Losses

From the Company's inception in 1993 through December 31, 2001, SourcingLink has incurred net losses of approximately $22.2 million, primarily as a result of costs to develop technology, to develop and introduce sourcing solutions and services, to establish marketing and distribution relationships, to recruit, train and staff a sales and marketing group and to build and staff an administrative organization. The Company's prospects must be considered in light of our operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success is highly dependent on its ability to execute in a timely manner its sales and marketing plans, including the expansion of its customer base, of which no assurance can be made. Additional factors in the Company's success include the ability to raise additional capital, continued satisfactory performance under the Carrefour contract, and continued contributions of key management, consulting, development, sales and marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, prospects, operating results or financial condition.

Results of operations for the three and nine months ended December 31, 2001 and 2000

Revenue. Total revenue for the three months ended December 31, 2001 decreased $199,000, or 16%, to $1,011,000, from $1,210,000 in the three months ended
December 31, 2000. This includes a decrease in Professional Services revenues for the third quarter of $112,000, to $1,001,000 this year from $1,113,000 in last year's third quarter, and a decrease in Subscriber revenue of $87,000, to $10,000 from $97,000 in the same three-month period one year ago. The decrease in Professional Services revenue for the three-month period is attributable to a leveling-off in fiscal 2002 of work under the Carrefour contract, a three-year, $9 million services agreement that began April 1, 2000, from the two peak quarters that occurred in the second half of fiscal 2001. The reduction in services revenue from Carrefour was partially offset by revenue from services performed under our new WWRE contract during the third quarter. The decrease in Subscriber revenue this year is attributable to two factors. The first factor is that the majority of the Subscriber revenue last year was from desktop solutions SourcingLink provided for use by its major customer in managing inspection and shipping tracking data. Use of these desktop solutions declined over the second half of fiscal year 2001, and effective at the beginning of this year's first quarter, the customer moved these applications in-house. Therefore, there is no revenue from the inspection or shipping tracking applications in this year's results. The second factor is that a portion of the Subscriber revenue in the prior year's third quarter is from subscriptions of suppliers that were made available to SourcingLink by Paris, France-based Promodes. These subscriptions were for use of an older version of our solution, not our current MySourcingCenter product. Late in calendar 1999, Promodes was acquired by Carrefour, and as the buying groups of Promodes were merged into Carrefour, the number of former Promodes suppliers subscribing to our solution began decreasing. As of September 2001, the Company discontinued this older version of our solution. These decreases in revenue from our discontinued Internet-based products were partially offset by current-year third quarter subscription revenue from our new MySourcingCenter solution. These subscriptions are from suppliers of Leroy

Merlin, one of the largest home improvement retailers in Europe. Based on the success of the first phase of the MySourcingCenter rollout, which occurred in our fiscal third quarter, Leroy Merlin is proceeding to rollout MySourcingCenter with all of its buyers and suppliers in its International Purchasing Department.

Total revenue for the nine-month period ended December 31, 2001 increased $14,000 to $2,847,000, from $2,833,000 in the nine months ended December 31, 2000. This includes an increase in Professional Services revenue for the nine-month period of $396,000, to $2,810,000 this year from $2,414,000 for the same period one year ago. This increase was largely offset by a decline in Subscriber revenue of $382,000, to $37,000 this year from $419,000 in last year's nine-month period. The increase in Professional Services revenue for the nine-month periods is primarily attributable to a higher amount of services provided under the Carrefour contract. Last fiscal year was the initial period of work on the Carrefour contract, and the level of contract activity was ramping-up during the first six months of that initial period. In addition, this year's nine-month period included the first revenue under the WWRE contract. The decrease in Subscriber revenue during the nine months ended December 31, 2001 as compared to the same period last year is due to the phasing out of older, desktop applications as described in the discussion of the third quarter decline, above.

The Company is working with Europe-based Leroy Merlin on its use of MySourcingCenter with its buyers and merchandise suppliers. The Company is also progressing on its plans for initial roll-outs of MySourcingCenter with certain buyers of other charter retailers, and is pursuing new retail customers with suppliers that could adopt MySourcingCenter, which is targeted at the home improvement and hardgoods segments of the retail market. As previously mentioned, the Company has signed an agreement with the WorldWide Retail Exchange to provide Professional Services to the retail members of the exchange. The Company is also pursuing other new retail customers for our Professional Services offerings.

Due to the Carrefour and WWRE contracts, the Company expects that Professional Services revenue will continue to comprise a significant portion of the Company's overall revenue in its fiscal year ending March 31, 2002. For MySourcingCenter Subscriber revenue, the Company's solution involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers thus increasing the difficulty of the sales and marketing task. In addition, supplier adoption is generally linked to use of MySourcingCenter by large retail companies, which typically requires the approval of multiple parties and management levels within the retail organization, frequently resulting in lengthy sales and implementation cycles.

Cost of Revenue. For the three months ended December 31, 2001, the cost of revenue was $395,000, nearly unchanged from the $396,000 in the prior year's three-month period. Total gross profit in the third quarter decreased $198,000 to $616,000, or 61% of revenue, from $814,000, or 67% of revenue, in the three months ended December 31, 2000. The decrease in gross profit is primarily due to the decrease in revenue as compared to last year.

For the nine-month period, the cost of revenue decreased $162,000, or 13%, to $1,054,000 from $1,216,000 last year. In the first nine months of fiscal 2002, total gross profit increased $176,000 to $1,793,000, or 63% of revenue, from $1,617,000, or 57% of revenue, in the nine months ended December 31, 2000. For the year-to-date, there has been a significant reduction in the cost of Subscriber revenue. The cost of Subscriber revenue in the nine months ended December 31, 2001 decreased by $405,000, to $172,000 from $577,000 in the same period last year. This decrease is due to the higher cost of network infrastructure support and hosting under a prior year agreement with IBM for such services compared to the Company's current Southern California-based co-location arrangement for our solution infrastructure that was put in place effective October 1, 2000. The cost of Professional Services revenue in the nine-month period increased by $243,000, to $882,000 from $639,000 one year ago. The cost of Professional Services revenue increased due to the increased labor and associated costs in support of the higher level of revenue in this year's nine-month period compared to the first nine months of last fiscal year.

Operating Expenses

Selling, General and Administrative Expenses. In the quarter ended December 31, 2001, the Company's selling, general and administrative expenses increased by $272,000, or 36%, to $1,021,000 from $749,000 in the quarter ended December 31,
2000. For the nine months ended December 31, 2001, selling, general and administrative expenses increased $556,000, or 24%, to $2,899,000 from $2,343,000 in the same period last year. The increase in these expenses for both the three and nine-month periods is primarily attributable to changes in management personnel that were initiated in the first half of the fiscal year, as well as investments in marketing materials and activities, including travel costs. These costs were targeted at securing new business for the Company, and in addition, for the management costs, at defining and productizing the methodologies and best practices needed to deliver on new business obtained.

Based on the activities completed during the second and third quarters, current plans for the remainder of the year and certain cost reduction measures that were enacted subsequent to the end of the third quarter, management does not expect an increase in selling, general and administrative expenses in the fourth quarter from the level of such expenses in the quarter ended December 31, 2001.

Product Development Expenses. Product development expenses during the three months ended December 31, 2001 were nearly unchanged at $194,000 as compared to $192,000 in the three months ended December 31, 2000. For the nine-month period, product development expenses decreased $186,000, or 24%, to $574,000 from $760,000 for the same period last year. Product development expenses in the second and third quarter of the current fiscal year have been nearly unchanged as compared to the same periods last year. Accordingly, the decrease in year-to-date product development expenses is primarily due to lower costs in this year's first quarter, ended June 30, as compared to the first quarter of fiscal 2001. The Company had ramped-up development costs in fiscal 2000 for a major enhancement of our core solution. This effort was completed during the first quarter of fiscal 2001, and labor and subcontract costs were subsequently reduced to a lower level. In addition, new accounting guidelines under Emerging Issues Task Force Issue No. 00-2 became effective for the Company on July 1, 2000. Under these guidelines, certain Web site development costs must be capitalized and amortized rather than expensed. Due to the July 1, 2000 effective date of the guidelines, there was a $44,000 reduction in the amount of product development costs that were expensed in this year's first quarter as compared to the first quarter of the prior fiscal year.

Stock-based Compensation. The stock-based compensation in last year's third quarter and first nine months relates to the cost of warrants for the purchase of SourcingLink common stock issued to strategic partner companies during fiscal year 2000. The related expense was determined under the Black-Scholes valuation method, and was being amortized over the periods associated with the business agreements underlying the warrants. Such amortization amounted to $7,000 in the third quarter and $199,000 in the first nine months of fiscal year 2001. There is no such amortization this year as one of the warrants was cancelled by the Company last fiscal year, and the cost of the other warrant has been fully amortized.

Other Expense, Net and Interest Income. The principal components of other expense, net, are certain franchise taxes, and exchange gains or losses on foreign currency transactions with SourcingLink's subsidiary in France. Primarily as a result of these costs, other expense, net was $11,000 and $5,000 in the quarters ended December 31, 2001 and 2000, respectively. For the nine-month periods, these expenses amounted to $27,000 and $6,000 in fiscal years 2002 and 2001, respectively. Interest income was $16,000 and $56,000 for the three months ended December 31, 2001 and 2000, respectively, and $80,000 and $194,000 for the nine months ended December 31, 2001 and 2000, respectively. The decrease in interest income is attributable to both the decline in interest rates applicable to cash investments and the decrease in cash on-hand this year as compared to the prior year.

Income Taxes. SourcingLink recorded a net loss of $1.6 million during the nine months ended December 31, 2001, and had net losses of $1.6 and $4.5 million in fiscal years 2001 and 2000, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of December 31, 2001, SourcingLink had net operating loss carryforwards for United States income tax purposes of approximately $14.5 million. These losses expire at various dates between 2011 and 2022. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of SourcingLink due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

Fluctuations in Quarterly Operating Results

The Company's quarterly operating results have varied significantly in the past and will likely vary significantly in the future. The Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indicators of future performance. The Company's operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. Failure to meet these expectations would likely adversely affect the market price of the Company's common stock.

The Company's quarterly operating results may vary depending on a number of factors, including: demand for our solutions and services; actions taken by our competitors, including new alliances, product introductions and enhancements; delays or reductions in spending for, or the adoption of, pre-order supply chain management solutions by our potential customers as companies review business-to-business applications; ability of our solution, network and operations infrastructure to handle measurable activity; ability to develop, introduce and market our solutions on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional sales personnel; size and timing of sales of our solution and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of competitive solutions, or new developments or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

The Company has incurred significant operating expenses to expand our management team and sales and marketing operations, fund product development, provide general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. The Company plans on incurring significant additional expenses of this nature, and if our revenues are not maintained or increased, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be larger than expected.

Liquidity and Capital Resources

SourcingLink's cash and cash equivalents at December 31, 2001 were $2.3 million, a decrease of $1.8 million from March 31, 2001. Cash used in operating activities for the nine months ended December 31, 2001 was $1.5 million, compared to $2.0 million for the nine months ended December 31, 2000. The cash usage in each period was primarily due to the net losses incurred.

Over the next 12 months, the Company expects to draw on its cash-on-hand as well as anticipated cash flow from sales to customers. With the Carrefour contract, the Company has a base of revenue that currently extends until March 31, 2003. The Company expects to supplement revenue from that contract with both additional services contracts as well as rollouts of our MySourcingCenter hosted application with retailers and their suppliers. These rollouts are anticipated to be in the form of private environments in which retailers can collaborate and source with their suppliers on a secure basis. The Company is currently completing such a rollout with the International Buying Group of Leroy Merlin, as previously discussed. The Company believes it will successfully complete additional similar rollouts during the next 12 months, however, it cannot assure that such rollouts will take place. The anticipated additional services revenues and, in particular, MySourcingCenter rollouts are significant to our near-term sources of expected cash flow. For revenue recognition purposes, MySourcingCenter subscriber revenue is recognized ratably over the annual period of the subscription. A significant assumption in the Company's cash flow planning is that the cash from subscribers will be collected in full at the beginning of the 12-month subscription period, however, this assumption may not prove accurate. Based on the Company's expectations of future cash flow, the Company believes that its existing cash balances are sufficient to fund its operating needs for the next 12 months. If the Company is unable to maintain its relationship with its main customer or obtain expected new customers it may need to seek additional funding before the end of this period. The Company plans to actively seek additional equity investment to fund operations beyond the next 12 months. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect our business.

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

We incurred a net loss of $1.6 million in the first nine months of fiscal year 2002, and net losses of $1.6 million and $4.5 million in fiscal years 2001 and 2000, respectively. As of December 31, 2001, we had an accumulated deficit of approximately $22.2 million. While we expect the Carrefour contract will provide at least a total of $9 million of revenue over the three-year period that began on April 1, 2000, we also expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. In addition, with Carrefour's acquisition of Promodes and subsequent formation, along with Sears, Roebuck & Co. and Oracle Corporation, of GlobalNetXchange, we have lost subscribing suppliers of the former Promodes central buying organization. Moreover, we expect to continue incurring significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur losses in upcoming financial quarters.

We believe that our current working capital, including amounts to be received under the Carrefour contract and expected MySourcingCenter(TM) subscriptions, will be sufficient to meet our working capital requirements for the next 12 months. We plan to actively seek additional equity investment to fund operations beyond that period. If such efforts are unsuccessful, we will need to reduce operating spending significantly, and our business would be materially and adversely affected.

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

Our largest customer accounts for a substantial majority of our revenues. We may not be able to retain our customers or our strategic partners may decrease their commitment to require their suppliers to use our solution. Due to Carrefour's participation in GlobalNetXchange, our opportunity to market to Carrefour's suppliers in combination with Carrefour may be impacted by GlobalNetXchange functionality and usage. We may be unable to adequately perform the required services under our contract with Carrefour, which would harm our sales prospects and financial results.

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

Recently formed exchanges such as GlobalNetXchange and WorldWide Retail Exchange are owned primarily by retailers and are focused exclusively on retail merchandise procurement. Companies such as FreeMarkets, Inc. provide general Internet-based sourcing capabilities and services for buyers and suppliers in a business-to-business electronic marketplace. Companies that provide electronic catalogs and content management services could expand their offerings to include sourcing functionality. Our indirect competitors are traditional value-added network solution providers that have extended their value-added network connections over the Internet. We also face indirect competition from both new and traditional companies that are focused on trading exchanges or marketplaces that allow merchandise buyers and sellers to access each other on channels within new or existing portals. One or more of these companies may develop and add pre-order merchandise sourcing capabilities to their existing product offerings, giving these companies a broader or more comprehensive solution than our solution, which could adversely affect our business. We also expect that additional established and emerging companies will seek to enter our solutions market as it continues to develop and expand.

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

We depend on our key personnel.

Our future performance depends on the continued service of our senior management, product development, professional services, and sales and marketing personnel. The loss of the services of one or more of our key personnel could seriously harm our prospects. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, services, technical, sales, marketing and customer support personnel. We are particularly dependent on hiring additional personnel to increase our professional services and direct sales organizations. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

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

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

     a.    Exhibits

     10.19 Employment Agreement dated October 19, 2001 between the Company and David Rowe

     b.    Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter for which this report is filed.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14, 2002                     SourcingLink.net, Inc.


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