Form 10QSB
period 2002-06-30
SOURCINGLINK NET INC
filed 2002-08-13
CIK 825517

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to ________.

Commission File Number: 000-28391

SourcingLink.net, Inc.
(Exact name of small business issuer as specified in its charter)

DELAWARE	98-0132465
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16855 WEST BERNARDO DRIVE, SUITE 260, SAN DIEGO, CA 92127
(Address of principal executive offices)

(858) 385-8900
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Shares of Common Stock outstanding as of August 1, 2002: 9,361,461 shares

SourcingLink.net, Inc.

PART I     FINANCIAL INFORMATION

Item 1    Financial Statements

SourcingLink.net, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,252,000	$2,934,000
Accounts receivable, net	381,000	61,000
Other current assets	151,000	105,000

Total current assets	2,784,000	3,100,000
Property and equipment, net	455,000	503,000
Other non-current assets	—	8,000

Total assets	$3,239,000	$3,611,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$790,000	$909,000
Deferred revenue	337,000	330,000

Total current liabilities	1,127,000	1,239,000

STOCKHOLDERS' EQUITY
Common stock	9,000	9,000
Additional paid in capital	24,865,000	24,759,000
Accumulated deficit	(22,762,000)	(22,483,000)
Cumulative foreign currency translation adjustments	—	87,000

Total stockholders' equity	2,112,000	2,372,000

Total liabilities and stockholders' equity	$3,239,000	$3,611,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SourcingLink.net, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2002	2001
Revenue:
Professional services	$861,000	$944,000
Subscribers	45,000	20,000

	906,000	964,000

Cost of revenue:
Professional services	260,000	292,000
Subscribers	48,000	61,000

	308,000	353,000

Gross profit	598,000	611,000

Operating expenses:
Selling, general and administrative	814,000	759,000
Product development	157,000	175,000

Total operating expenses	971,000	934,000

Operating loss	(373,000)	(323,000)
Other income (expense), net	85,000	(7,000)
Interest income	9,000	38,000

Net loss	$(279,000)	$(292,000)

Net loss per share (basic and diluted)	$(0.03)	$(0.04)

Weighted average number of shares used in per share calculation (basic and diluted)	9,357,000	8,135,000

The accompanying notes are an integral part of these consolidated condensed financial statements

SourcingLink.net, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(279,000)	$(292,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	103,000	78,000
Unrealized exchange gain	(1,000)	(1,000)
Gain recognition on accumulated foreign currency translation adjustments in connection with liquidation of a subsidiary	(86,000)	—
Changes in operating assets and liabilities—net	(364,000)	(335,000)

Net cash used in operating activities	(627,000)	(550,000)

Cash flows from investing activities:
Purchases of fixed assets	(55,000)	(62,000)
Purchases of short-term investments	—	(499,000)

Net cash used in investing activities	(55,000)	(561,000)

Effect of exchange rate changes on cash	—	(3,000)

Net decrease in cash and cash equivalents	(682,000)	(1,114,000)
Cash and cash equivalents, beginning of the period	2,934,000	4,076,000

Cash and cash equivalents, end of the period	$2,252,000	$2,962,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

SourcingLink.net, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    Basis of presentation:

The interim consolidated condensed financial statements of SourcingLink.net, Inc. (“SourcingLink” or the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The year-end balance sheet data at March 31, 2002 was derived from the audited financial statements.

The consolidated condensed financial statements include the accounts of SourcingLink.net, Inc. and its wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated in consolidation. Effective June 30, 2002, the Company liquidated this non-operating subsidiary, and transferred the remaining assets and liabilities, which were not significant, to the Company. As a result of this liquidation, a one-time gain of $98,000 was recognized, of which $86,000 relates to recognition of accumulated foreign currency translation amounts.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2002.

2.    Capital resources:

At June 30, 2002 the Company had an accumulated deficit of $22,762,000. For the quarter ended June 30, 2002, the Company had a net loss of $279,000 and operating cash outflows of $627,000, and for the fiscal year ended March 31, 2002, the net loss was $1,951,000 and the operating cash outflows were $1,450,000. Cash and cash equivalents at June 30, 2002 were $2,252,000.

With its contract with Carrefour SA of Paris, France, the Company has a base of revenue that currently extends until the scheduled expiration of the contract on March 31, 2003. This contract is currently generating a substantial majority of the Company’s revenue and cash flow. Management expects to supplement revenue from that contract with both additional services contracts as well as rollouts of MySourcingCenter™, the Company’s Internet-based merchandise sourcing solution, with retailers and their suppliers; however, there can be no assurance that such rollouts will take place.

The Company has the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and management may exercise this right if the funds are needed at that time. Based on management’s expectations of future cash flow from existing and new sources of revenue and these callable common stock warrants, management believes that the Company’s cash balances are sufficient to fund its operating needs for the next twelve months. As discussed above, the Carrefour contract currently generates a substantial majority of the revenue and cash flow of the Company, and is scheduled to expire on March 31, 2003. If the Carrefour contract is not extended and if new business with either Carrefour or other existing or new customers does not offset a reduction in funds from the expiration of the Carrefour contract, then to fund operations after March 31, 2003 the Company would be required to either reduce operating spending significantly, which would materially and adversely affect its business, or raise additional equity and/or debt financing.

There can be no assurance that the Company will retain its existing customers or obtain additional customers, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

During the quarter ended June 30, 2002, in order to reduce cash outflow, the Company issued options for the purchase of common stock of the Company with an intrinsic value of $106,000 to certain of its employees in lieu of cash incentive compensation for services performed in fiscal year 2002.

3.    Computation of net loss per share:

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

Basic and diluted earnings (loss) per share are calculated as follows for the three months ended June 30, 2002 and 2001 (unaudited):

	Three months ended June 30,
Basic and diluted:	2002	2001
Net loss	$(279,000)	$(292,000)

Weighted average shares outstanding for the period	9,357,000	8,135,000
Net loss per share	$(0.03)	$(0.04)

At June 30, 2002, the Company had 1,281,751 options and 1,746,578 warrants outstanding to purchase shares of common stock compared to 1,021,208 options and 1,746,578 warrants outstanding at March 31, 2002. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

4.    Comprehensive loss:

Comprehensive loss for the three months ended June 30, 2002 and 2001 was $366,000 and $296,000, respectively. The difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments. In the quarter ended June 30, 2002, $86,000 of the total $87,000 cumulative foreign currency translation adjustment resulted from recognition of a gain on accumulated foreign currency translation amounts upon the liquidation of the Company’s non-operating subsidiary in France.

5.    Recent pronouncements:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 141” and “FAS 142”, respectively). FAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to

July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. The Company adopted FAS 142 on April 1, 2002, and the adoption of this standard did not have a material impact on the Company’s results of operations and financial position.

On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted FAS 144 effective April 1, 2002, and the adoption of this standard did not have a material impact on its results of operations and financial position.

Item 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Report, including, without limitation, statements containing the words “may,” “will,” “believes,” “anticipates,” “plans,” “expects” or the negative or other variations thereof or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SourcingLink to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption “Risk Factors” below, and are discussed in more detail in the “Risks Related to Our Business” section of SourcingLink’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SourcingLink disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

SourcingLink provides comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based hosted solution, branded MySourcingCenter™, addresses the pre-order phase of business-to-business merchandise sourcing. MySourcingCenter™ provides immediate connectivity between retail merchandise buyers and their suppliers worldwide. The solution organizes and automates a broad range of sourcing activities, improving productivity and reducing costs and buying lead-times. Generally, this is accomplished with branded, private sourcing networks for each retailer, so that supplier relationships remain confidential. For merchandise suppliers, MySourcingCenter™ provides a sales tool to enhance existing trading relationships and reduce costs with electronic forms and online communications. SourcingLink provides complementary enablement and strategic sourcing services for retail buyers and merchandise suppliers. Strategic sourcing services involves a methodology and process for providing savings to retailers through auction-based trading events. MySourcingCenter™ enablement services include the training of buyers and suppliers on Internet-based business-to-business tools and exchanges to bring buyers and suppliers together in on-line environments.

In March 2000, we entered into a services contract with Paris, France-based Carrefour S.A. (the “Carrefour contract”). The agreement with Carrefour, the world’s second largest retailer, provides that we will receive a minimum of $9 million for services to be performed over the three-year period ending March 31, 2003. Under the Carrefour contract, we are assisting Carrefour with its implementation and use of Web-based trading exchange functionality and processes between its buyers and suppliers worldwide. In October 2001, we entered into an agreement with the WorldWide Retail Exchange (the “WWRE”), under which our professional services can be marketed jointly and sold by the WWRE to retail members of the exchange (the “WWRE contract”). In terms of membership, WWRE is the largest exchange in the retail industry with approximately 60 members around the globe, most of whom are large, international retailers. Work under the WWRE contract is performed under statements of work for the various projects that arise.

The majority of our revenue is derived from services performed under the Carrefour contract. We are actively pursuing retailers for our MySourcingCenter™ solution, as well as additional customers for our Professional Services, including work with the WWRE and its member retailers.

Accumulated Losses

From SourcingLink’s inception in 1993 through June 30, 2002, we have incurred net losses of approximately $22.8 million, primarily as a result of costs to develop our technology, to develop and introduce our sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. Our prospects must be considered in light of our operating history, and the risks, expenses and difficulties frequently encountered by companies in the early stages of developing products and services designed for use on or with the Internet, particularly companies in such new, unproven and rapidly evolving markets. Our limited operating history in such markets makes the prediction of future results of operations difficult or impossible and, therefore, we cannot assure you that we will grow or that we will be able to achieve or sustain profitability. Our success is highly dependent on our ability to maintain our relationship with our main customer, Carrefour, and our ability to execute in a timely manner our sales and marketing plans, including the expansion of our customer base, of which no assurance can be made. Additional factors in our success include, but are not limited to, the ability to raise additional capital, continued satisfactory performance under the Carrefour contract, and continued contributions of key management, consulting, development, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on our business, operating results or financial condition.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates. Our accounting practices are discussed in more detail in Item 6 of our annual report on Form 10-KSB for the year ended March 31, 2002, and in Note 2 to our consolidated financial statements contained in such annual report.

Results of operations for the three months ended June 30, 2002 and 2001

Revenue.    Total revenue for the three months ended June 30, 2002 decreased $58,000, or 6%, to $906,000, from $964,000 in the three months ended June 30, 2001. This includes a decrease in Professional Services revenue of $83,000 to $861,000 this fiscal year from $944,000 in the same period one year ago. This decrease was partially offset by an increase in Subscriber revenue of $25,000 to $45,000 in this year’s first quarter from $20,000 in the same three months of the prior fiscal year. The increase in Subscriber revenue is due to the rollout of MySourcingCenter™ with the Leroy Merlin International Purchasing Department. Leroy Merlin in the second largest home improvement retailer in France and one of the largest in Europe. This is the initial rollout of our MySourcingCenter™ product, and it was substantially completed in the fourth quarter of fiscal year 2002. The related revenue is being recognized ratably over the periods of the subscriptions. The Subscriber revenue in the first quarter of the prior fiscal year was primarily for use of an older desktop version of our solution, not our current MySourcingCenter™ product that was designed for the Internet. This older version of our solution was phased out last year, and discontinued entirely as of September 2001. The decrease in Professional Services revenue is due to the current lower level of activity on the Carrefour contract as compared to the higher level one year ago. This decrease was partially offset by revenue from services performed for several leading retailers under the WWRE contract.

We are working with Leroy Merlin on its buyers’ use of MySourcingCenter™ with their merchandise suppliers. We are also pursuing additional hardgoods retailers whose suppliers are considered prime candidates to adopt MySourcingCenter™. As previously mentioned, we signed the WWRE contract in October 2001, to provide strategic sourcing services to the retail members of the exchange. We are also pursuing other new retail customers for our Professional Services.

Due to the Carrefour and WWRE contracts, we expect that Professional Services revenue will continue to comprise a significant portion of our overall revenue in our fiscal year ending March 31, 2003. For MySourcingCenter™ Subscriber revenue, our solution involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers thus increasing the difficulty of the sales and marketing task. In addition, supplier adoption is generally linked to use of MySourcingCenter™ by large retail companies as a branded, private sourcing network, which typically requires the approval of multiple parties and management levels within the retail organization, frequently resulting in lengthy sales and implementation cycles.

Cost of Revenue.    For the three months ended June 30, 2002, the cost of revenue decreased $45,000, or 13%, to $308,000 from $353,000 in the prior year’s first quarter. The overall decrease includes lower costs of both Professional Services and Subscriber revenue. The cost of Professional Services revenue decreased due to the lower level of revenue in the current year’s first quarter, with an associated reduction in the related labor and other costs. The cost of Subscriber revenue decreased due to a reduction in depreciation expense as well as cost reduction measures that we initiated in the fourth quarter of fiscal year 2002.

Total gross profit was nearly unchanged at $598,000, or 66% of overall revenue, compared to $611,000, or 63% of total revenues in the three months ended June 30, 2001.

Operating Expenses

Selling, General and Administrative Expenses.    In the three months ended June 30, 2002, our selling, general and administrative expenses increased by $55,000, or 7%, to $814,000 from $759,000 in the three months ended June 30, 2001. The increase in these expenses is primarily attributable to the reduction in last year’s first quarter of fiscal 2001 year-end incentive compensation accruals to reflect the amount ultimately approved by our board of directors, as well as smaller legal and accounting charges in last year’s first quarter combined with a current-year increase in overall insurance costs. The impact of these items was partially offset by reductions in the quarter ended June 30, 2002 in general and administrative expenses, primarily labor and associated costs, which resulted from cost reduction measures implemented in the fourth quarter of fiscal year 2002.

Management expects that, to the extent that our sources of cash flow permit, certain selling, general and administrative expenses will increase as we incur additional labor, travel and other costs related to increased sales and marketing efforts for our Professional Services and our MySourcingCenter™ online solution with retailers and suppliers.

Product Development Expenses.    Product development expenses during the first quarter of fiscal year 2003 decreased by $18,000, or 10%, to $157,000 from $175,000 in the three months ended June 30, 2001.

The decrease in product development expenses is primarily due to lower labor and subcontract costs as compared to the prior year’s first quarter. This decrease was partially offset by an increase in depreciation and amortization expense, primarily related to the amortization of capitalized Web site development costs.

We anticipate upgrading our development staff, and expect that, to the extent that our sources of cash flow permit, product development expenses may be higher in subsequent quarters of the current fiscal year than such costs were in the quarter just completed.

Other Income (Expense), net and Interest Income.    The principal components of other income (expense), net, are certain franchise taxes, and exchange gains or losses on foreign currency transactions with our subsidiary in France. During the quarter ended June 30, 2002, we liquidated this non-operating subsidiary in order to reduce the related administrative costs. As a result of this liquidation, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000. Primarily as a result of this one-time gain, other income (expense), net was a gain of $85,000 in the three months ended June 30, 2002. This compares to an expense of $7,000 in the three months ended June 30, 2001 when no such gain was present. Interest income was $9,000 and $38,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in interest income is attributable to both the decline in interest rates applicable to cash investments and the decrease in cash on-hand this year as compared to the prior year.

Income Taxes.    We recorded a net loss of $279,000 during the three months ended June 30, 2002, and we had net losses of $1.95 and $1.59 million in fiscal years 2002 and 2001, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of June 30, 2002, we had net operating loss carryforwards for United States income tax purposes of approximately $15.8 million. These losses expire at various dates between 2011 and 2023. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of our net operating loss carryforwards and deferred tax assets due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

Fluctuations in Quarterly Operating Results

Our quarterly operating results have varied in the past and will likely vary in the future. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

Our quarterly operating results may vary depending on a number of factors, including, but not limited to: expirations or cancellations of significant contracts with customers; demand for our solutions and services; actions taken by our competitors, including new alliances, product introductions and enhancements; ability to expand our sales and marketing operations, including hiring additional sales personnel; size and timing of sales of our solution and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; delays or reductions in spending for, or the adoption of, pre-order supply chain management solutions by our customers and potential customers as companies review business-to-business applications; ability to scale our solution, network and operations infrastructure; ability to develop, introduce and market our solutions on a timely basis; changes in our pricing policies or those of our competitors; technological changes in our markets; deferrals of customer subscriptions in anticipation of new developments or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

We have incurred significant operating expenses to expand our management team and sales and marketing operations, fund product development, provide general and administrative support, develop new strategic relationships, increase our Professional Services and support capabilities and improve our operational and financial systems. We plan on incurring significant additional expenses of this nature, and if our revenues are not maintained or increased, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be larger than expected.

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2002 were $2.3 million, compared to $2.9 million at March 31, 2002. Cash used in the three months ended June 30, 2002 and 2001 was $682,000 and $1,114,000, respectively. Such cash usage in both periods is primarily attributable to cash used for operating activities, and in the quarter ended June 30, 2001, also to short-term cash investments.

In the quarter ended June 30, 2002, our operating activities used cash of $627,000. Our net loss for the three-month period was $279,000. Non-cash items and changes in operating assets and liabilities were $348,000, and consisted mainly of an increase in accounts receivable, a decrease in accounts payable and accrued expenses, and gain recognition on cumulative foreign currency translation adjustments in connection with liquidation of a non-operating subsidiary of the Company. These items were partially offset by depreciation and amortization expense. The change in accrued expenses excludes $106,000 related to the issuance of options for the purchase of common stock of the Company provided to certain employees in lieu of cash incentive compensation. The reduction in accounts payable and accrued expenses is primarily related to first quarter payments on accruals related to end-of-year activities such as legal and audit fees for our annual report on Form 10-KSB and incentive compensation. Our investing activities consisted of the purchase of equipment and software totaling $55,000, of which the major component was the capitalization of Web site development costs.

In the quarter ended June 30, 2001, our operating activities used cash of $550,000. Our net loss for the three-month period was $292,000. Non-cash items and changes in operating assets and liabilities were $258,000, and consisted mainly of an increase in accounts receivable and a decrease in accounts payable and accrued expenses, partially offset by depreciation and amortization expense. Our investing activities used cash of $561,000 primarily for the purchase of short-term investments of funds on-hand, as well as the purchase of equipment and software, including the capitalization of Web site development costs.

In the fourth quarter of fiscal year 2002 and the first quarter of fiscal 2003, we reduced certain operating expenses to lower the rate of consumption of cash. However, to the extent that our sources of cash flow permit, we plan to continue to invest in sales and marketing, management and product development of our solutions and services. In the current fiscal year, ending March 31, 2003, we plan to hire sales personnel with experience in enterprise solution sales to market and sell our products and services. We expect to continue to use cash to fund such activities at or above current levels for the foreseeable future. We expect to draw on our cash-on-hand as well as anticipated cash flow from sales to both existing and new customers to provide such funds. In addition, we have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and we may exercise this right if the funds are needed at that time.

With the Carrefour contract, we have a base of revenue that currently extends until its expiration on March 31, 2003. This contract is currently generating a substantial majority of our revenue and cash flow. We expect to supplement revenue from that contract with both additional services contracts as well as rollouts of MySourcingCenter™ with retailers and their suppliers. These rollouts are anticipated to be in the form of private environments in which retailers can collaborate and source with their suppliers on a secure basis. We have successfully completed a rollout of MySourcingCenter™ with the International Purchasing Department of Leroy Merlin, as previously discussed. We believe we will successfully complete additional similar rollouts during the next twelve months, however, we cannot assure that such rollouts will take place.

The anticipated Carrefour and other services revenues and, in particular, MySourcingCenter™ rollouts are significant to our near-term sources of expected cash flow. For revenue recognition purposes, MySourcingCenter™ subscriber revenue is recognized ratably over the period of subscription. A significant assumption in our cash flow planning is that the cash from subscribers will be collected in full at the beginning of the 12-month subscription period. However, this assumption may not prove accurate.

Based on our expectations of future cash flow from existing and new sources of revenue and callable common stock warrants, we believe that our cash balances are sufficient to fund our operating needs for the next twelve months. If we are unable to maintain our relationships with existing customers through and after March 31, 2003, or obtain expected new customers, then in order to fund operations during the next twelve months and beyond, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional capital through the sale of equity and/or debt.

The Carrefour contract is scheduled to expire on March 31, 2003. As discussed above, this contract is currently generating a substantial majority of our revenue and cash flow, and we plan to market our services and hosted solutions to generate new business from Carrefour and other new customers. If the Carrefour contract is not extended and if new business with either Carrefour or other existing or new customers does not offset a reduction in funds from the expiration of the Carrefour contract, then to fund operations during the next twelve months and beyond, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional equity and/or debt financing.

There can be no assurance that we will retain our existing customers or obtain additional customers, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

We currently do not have a bank credit line. We do not intend to pay cash dividends with respect to shares of our capital stock in the foreseeable future.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 141” and “FAS 142”, respectively). FAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. We adopted FAS 142 on April 1, 2002, and the adoption of this standard did not have a material impact on our results of operations and financial position.

On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted FAS 144 effective April 1, 2002, and the adoption of this standard did not have a material impact on our results of operations and financial position.

RISK FACTORS

The market for our solution and services is at an early stage. We need additional retailers and their merchandise suppliers to implement and use our solution and services.

The market for Internet-based business-to-business solutions and services is at an early stage of development. Our success depends on a significant number of retailers and their merchandise suppliers implementing our solution and contracting for our services. The decisions to implement our solution or services by major retailers and their merchandise suppliers are controlled by multiple parties within the retail organization. In order to implement our solution or services, often these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our solution and services may depend on leveraging existing customers as reference accounts. Unless a significant number of retailers and their merchandise suppliers implement our solution or contract for our services, our solution and services may not achieve widespread market acceptance and our business will be seriously harmed.

We have a history of losses and expect to incur losses in the future.

We incurred a net loss of $279,000 in the first three months of fiscal year 2003, and net losses of $1,951,000 in fiscal 2002 and $1,593,000 in fiscal 2001. As of June 30, 2002, we had an accumulated deficit of approximately $22.8 million. While we expect the Carrefour contract will provide a total of $9 million of revenue over the three-year period ending March 31, 2003, we also expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. In addition, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur losses in upcoming financial quarters.

We have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and we may exercise this right if the funds are needed at that time. We believe that current cash balances, together with cash flows from existing and new hosted solutions and Professional Services agreements and callable stock warrants, will be sufficient to fund our operations through at least the next twelve months. However, in the event that our expectations of future operating results are not achieved, or in the event that we are unable to maintain our relationships with existing customers, then we may be required to reduce expenditures significantly to enable current cash reserves to fund operations for at least the next twelve months, which would materially and adversely affect our business, or to raise additional capital through the sale of equity and/or debt to sustain operations.

The Carrefour contract is scheduled to expire on March 31, 2003. This contract has generated a substantial majority of our revenue and cash flow in fiscal years 2002 and 2001. We plan to market our services and hosted solutions to generate new business from Carrefour and other new customers. However, if the Carrefour contract is not extended and if additional business with either Carrefour or other existing or new customers does not replace the level of funds previously received under the Carrefour contract, then to fund operations during the next twelve months we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional equity and/or debt financing.

There can be no assurance that we will retain our existing customers or obtain additional customers, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

Our quarterly operating results are difficult to predict.

Our quarterly operating results may vary depending on a number of factors, including:

•	Demand for our solution and services;

•	Demand for our consulting services by Carrefour, WWRE or others;

•	Size and timing of sales of our solution and services;

•	Ability to expand our sales and marketing operations, including hiring additional sales personnel;

•	Success in maintaining and enhancing existing relationships and developing new relationships with strategic partners;

•	Ability to control costs;

•	Actions taken by our competitors, including new product introductions and enhancements;

•	Ability to scale our network and operations infrastructure;

•	Ability to develop, introduce and market new solutions and enhancements to our existing solution on a timely basis;

•	Changes in our pricing policies or those of our competitors;

•	Technological changes in our markets;

•	Deferrals of customer subscriptions in anticipation of new enhancements or features of our solution, or of the capabilities and success of exchanges in the retail marketplace;

•	Customer budget cycles and changes in these budget cycles; and

•	General economic factors.

Because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

We expect revenue from our solution to augment revenue from our consulting contract with Carrefour in the future.

We anticipate that revenues from our solution will constitute substantially all of our non-service revenues for the foreseeable future. Consequently, if we are unable to generate sales of, or demand at an adequate price for, our solution, or if it fails to achieve market acceptance, our prospects would be seriously harmed. Likewise, substantial non-performance by us on the Carrefour contract would seriously harm our ability to collect the minimum payments due to us under the contract, which amount to a total of $9 million over the three-year period ending March 31, 2003.

Implementation of our solutions by large retailers is complex, time consuming and expensive. We frequently experience long sales and implementation cycles.

Our supply chain management solution is often viewed as an enterprise-wide solution that must be deployed to many users within a large retailer’s sourcing organization. An enterprise-wide adoption by large retailers is often characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In many cases, our customers must change established business practices and conduct business in new ways. In addition, our customers generally consider other issues before adopting our solution, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our solution. It takes several months to finalize an enterprise-wide sale and the sale must often be approved by a number of management levels within the customer organization. Entering into an agreement with a customer for the implementation of our solution does not assure that the customer will in fact make such implementation or assure the time frame in which the implementation may occur. A delay or change of these commitments may adversely affect our financial results for a particular quarter.

We derive most of our revenue from sales to a small number of retailers. If we are not able to retain these retailers as customers our revenues will be reduced and our financial results and prospects will suffer.

Our largest customer, Carrefour, accounts for a substantial majority of our revenues. We may not be able to retain our key customers, including Carrefour, or retail customers using MySourcingCenter™ may decrease their commitment to require their suppliers to use our solution. Specifically, due to Carrefour’s participation in GlobalNetXchange, we may not have the opportunity to market to its suppliers in combination with Carrefour. We may be unable to adequately perform the required services under our contract with Carrefour. Any substantial decrease or delay in sales to suppliers of one or more of our key retail customers, or sales of services to a key customer, including Carrefour, could harm our sales or financial results.

The Carrefour contract is scheduled to expire on March 31, 2003. As mentioned above, this contract is currently generating a substantial majority of our revenue, and it is generating the substantial majority of our cash flow as well. We plan to market our services and hosted solutions to generate new business from Carrefour and other new customers. If the Carrefour contract is not extended, and if new business does not offset a reduction in funds from the expiration of the Carrefour contract, or in the event that management’s expectations of future operating results are not achieved, then to fund operations during the next twelve months, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional capital through the sale of equity and/or debt. There can be no assurance that we will retain our existing customers or obtain additional customers, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

Our customers are either in, or supplying goods to, the retail industry. A significant change or downturn in this industry could adversely affect our prospects.

We face intense competition. If we are unable to compete successfully, our prospects will be seriously harmed.

The market for business-to-business enterprise and Internet solutions in general, and supply chain management solutions and services in particular, is extremely competitive, evolving and characterized by continuous rapid development of technology. Competition to capture business users of both solutions and services is intense and is expected to increase dramatically in the future. Such competition will likely result in realizing lower profit margins, which could have a serious adverse impact on our business and prospects.

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

We depend on our key personnel.

Our future performance depends on the continued service of our senior management, product development, and professional services personnel. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled sales, marketing, managerial, services, technical, and customer support personnel. We are particularly dependent on hiring additional personnel to increase our direct sales, professional services and product development organizations. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our software may contain errors or defects.

Our software is complex and may contain undetected errors or failures when first introduced. This may result in failure to achieve or maintain market acceptance of our solution. We have in the past discovered programming errors in our new releases after their introduction. We have experienced delays in release during the period required to correct these errors, which could frustrate our customers. We may discover errors in the future, including scalability and volume of activity limitations, in existing versions or new versions after release, which could materially and adversely affect our business.

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

We market our solution and services to retailers worldwide, and historically have derived a significant portion of our revenues from international sales. As such, we are subject to risks associated with international business activities, including unexpected changes in regulatory requirements and the burdens of complying with a wide variety of foreign laws; longer accounts receivable payment cycles and difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; and currency exchange rate fluctuations, which could increase the cost of our solutions and services.

We depend on increased use of the Internet and on the growth of commercial activities and electronic commerce on the World Wide Web. If the use of the Internet and Web-based commerce do not grow as anticipated, our business will be seriously harmed.

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

Our business would be seriously harmed if:

•	Use of the Internet, the Web and other online services does not increase or increases more slowly than expected;

•	The infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur;

•	The Internet, the Web and other online services do not create a viable commercial marketplace, inhibiting the development of Web-based commerce and reducing the need for our solution; or

•	Security risks and concerns deter the use of the Internet for conducting business.

PART II    OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

a.  Exhibits

The following documents are filed as part of this report:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.  Reports on Form 8-K

No reports on Form 8-K were filed, or required to be filed, with the Securities and Exchange Commission during the quarter for which this report is filed.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002

SOURCINGLINK.NET, INC.

BY:	/s/ GARY DAVIDSON
Gary Davidson, Vice President Finance and Administration, Chief Financial Officer (Principal Financial Officer)