Form 10KSB
period 2002-03-31
SOURCINGLINK NET INC
filed 2002-09-19
CIK 825517

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2002

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) YES (_) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (_)

The Issuer's revenues for the fiscal year ended March 31, 2002 were $3,672,000.

The aggregate market value of the Common Stock of the Issuer held by non-affiliates of the Issuer on May 31, 2002, based on the closing price at which the Common Stock was sold on Nasdaq as of May 31, 2002, was $3,458,448.

The number of shares of the Issuer's Common Stock, par value $0.001 per share, outstanding as of May 31, 2002 was 9,357,161.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format:            (_) YES  (X) NO

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----

                                     Part I

Item 1.   Business .................................................................................   3
Item 2.   Properties ...............................................................................  16
Item 3.   Legal Proceedings ........................................................................  16
Item 4.   Submission of Items to a Vote of Security Holders ........................................  16

                                     Part II

Item 5.   Market For Common Equity and Related Stockholders Matters ................................  17
Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....  18
Item 7.   Financial Statements .....................................................................  26
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .....  26

                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act. .......................................................  27
Item 10.  Executive Compensation ...................................................................  27
Item 11.  Security Ownership of Certain Beneficial Owners and Management ...........................  27
Item 12.  Certain Relationships and Related Transactions ...........................................  27
Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................  27

Signatures ......................................................................................... S-1

Financial Statements ............................................................................... F-1

Exhibit Index and Exhibits......................................(Attached to this Report on Form 10-KSB)

                                     PART I

ITEM 1. BUSINESS

Certain statements contained in this Report, including, without limitation, statements containing the words "may," "will," "believes," "anticipates," "plans," "seeks," "expects" or the negative or other variations thereof or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SourcingLink to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risks Related to Our Business" elsewhere in Item 1 of this Report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SourcingLink disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Our Company

SourcingLink provides comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based, hosted solutions for the pre-order phase of business-to-business merchandise procurement enable retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities by locating and connecting directly with their retail merchandise suppliers around the globe. As opposed to traditional enterprise resource planning providers who largely address the post-order process, our solution is focused on the pre-order merchandise procurement process of buyers and suppliers. To date, much of the communications between retailers and merchandise suppliers for pre-order merchandise procurement have largely been carried out through paper-based systems, telephone calls, faxes, courier services or travel and personal visits. This traditional process is time consuming, labor intensive and results in low productivity for both the retailer and merchandise supplier. Our solution, branded MySourcingCenter(TM), provides an online location for search and display functions, and links and manages the data and communications between retailers and merchandise suppliers, organizing and automating sourcing, or pre-order merchandise procurement activities, over the Internet.

For merchandise suppliers, MySourcingCenter(TM) provides a sales tool to enhance product marketing, as well as a means to reduce costs with electronic forms and online communications.

We also provide professional services for pre-order merchandise procurement, which we call our Strategic Sourcing Services. These services include hands-on buyer auction implementation, buyer and supplier training on Internet-based business-to-business tools and exchanges, project management for retailer implementations of our solutions, and other related services.

Overview

SourcingLink was founded in 1993 in France by Marcel van Heesewijk, our Chairman, to develop desktop software that would enable retailers to manage their sourcing, or pre-order merchandise procurement activities, and logistics over a private network. Concurrent with our formation, we established a relationship with Paris, France-based Carrefour S.A. (today the second largest retailer in the world) that enabled us to develop a thorough knowledge of the systems, processes and forms required by retailers and their merchandise suppliers to effectively source merchandise on a global basis. In 1994, we merged with a publicly-held Colorado corporation as a means of raising capital to further develop our business, and moved our headquarters from France to California. By the end of 1994, we had successfully developed proprietary desktop software solutions that enabled retailers to transact sourcing and logistics activities over a private network.

In 1997, we began to Web-enable our proprietary sourcing software to substantially reduce the connectivity cost and enable broader distribution of our solution. During 1998, we pilot tested this new version of our desktop software with two large international retailers. Based upon the success of these pilot implementations, we completed the Web enablement of our desktop software and in March 1999, these retailers began using our solution within their international or central buying offices. With this Web-enabled connection to their merchandise suppliers, the retailers experienced reductions in costs and improvements in productivity relating to their sourcing activities.

One of the retailers implementing our Web-enabled solution was Paris, France-based Promodes, a large, European operator of hypermarkets. At the end of calendar 1999, Promodes was acquired by Carrefour, also of Paris, France. Shortly thereafter, in February 2000, Carrefour announced that it, along with Sears, Roebuck & Co. and Oracle Corporation, were going to form a new company, GlobalNetXchange, or GNX, for the purpose of connecting electronically and facilitating certain merchandise buying activities with suppliers worldwide. We subsequently signed a contract with Carrefour, the "Carrefour contract," in March 2000, terminating a previous agreement we had with Carrefour. Under this current contract, we are scheduled to receive a minimum of $9 million for services to be performed over a three-year period that began April 1, 2000. The services called for in the contract are related to assisting Carrefour with its implementation of GNX functionality and processes.

With the former Promodes buying offices merging into Carrefour, the number of former Promodes suppliers subscribing to our Web-enabled product decreased. Over calendar 2000 and 2001, we moved our Internet solution to a Microsoft relational database platform specifically designed for use on the Web, including use of XML technology. We have branded this solution "MySourcingCenter(TM)." We subsequently phased-out our prior, Web-enabled desktop sourcing and logistics products to focus on MySourcingCenter(TM).

Soon after the formation of GNX, a competing exchange that is also comprised of major retailers was formed. This exchange is called the WorldWide Retail Exchange, or WWRE. Both WWRE and GNX provide broad functionality via their exchange and supply chain management platforms, generally on a public basis. In October 2001, we signed an agreement with WWRE for the joint marketing and sales of our Strategic Sourcing Services to retail members of the exchange.

Based on the developments described above, we are approaching the retail industry with MySourcingCenter(TM) in a manner that addresses a market need for cost-effective, non-public connectivity between retailers and their domestic and international supplier base. We have tailored our Internet product as branded, private sourcing networks that permit retailers and their merchandise suppliers to exchange pre-order sourcing information in a secure environment. Due to our position in the pre-order phase of merchandise procurement, our market making and supplier enablement services, and our private networks, we believe we are complementary to the GNX and WWRE exchanges, and provide a valuable service to their members as well as to non-member retailers and suppliers.

To date, we are working with France-based Leroy Merlin (the second largest home improvement company in France and one of the largest in Europe) and Austria-based bauMax (the leading home improvement retailer in Austria and neighboring Central and East European countries) with MySourcingCenter(TM), and with Carrefour as well as with several international retailers through our channel partnership with the WWRE for our professional services. We are also in discussions with various additional retailers regarding evaluations of our branded, private sourcing networks and our Strategic Sourcing Services.

SourcingLink's Products and Services

Products

Overview. SourcingLink has developed an Internet-based, hosted solution that provides an online location for retailers and merchandise suppliers to manage their sourcing, or pre-order merchandise procurement activities, in a reliable and secure environment. We provide immediate connectivity between retail merchandise buyers and their suppliers worldwide. Our hosted solutions lie outside our customers' firewalls and are accessed with standard Web browsers. Our proprietary software organizes and automates a broad range of sourcing activities, significantly improving productivity and reducing costs and buying lead-times. The solution is provided on a turnkey basis, including project management for buyer rollout, and both online and global help desk support for buyers and suppliers.

MySourcingCenter(TM). MySourcingCenter(TM) is an online sourcing solution for finding, displaying, comparing and negotiating the purchase of products, thereby saving time and money in the pre-order phase of merchandise procurement. It is comprehensive and Internet-based, featuring supplier and product databases, negotiation tools, comparison tools, standardized electronic forms for streamlined document exchange, product catalogs and an import/export function to integrate with existing back office systems. It is designed to replace current paper-based one-to-one communications between buyers and suppliers, while also providing one-to-many searches and data exchange for all subscribers. Because MySourcingCenter(TM) is accessed by a standard Web-browser, it requires no customer-installed software. Subscription is based on a low-cost fixed periodic fee, so there are no transaction-based charges.

We provide our customers with a complete turnkey solution. All of the underlying software resides outside of customer firewalls in a secure, third party co-location facility. This centrally managed application approach, along with XML technology, enables retailers and merchandise suppliers to meet each other's specific information requirements without customizing the information being transmitted. It also ensures compatibility with a large number of proprietary systems.

Reporting and forms are standardized for suppliers, and standard forms are also available for retailers. The data is automatically tailored to the type of product being negotiated. In addition, we will map standard supplier data to any forms specification the retailer may have, providing a customized display to meet the requirements of any retailer.

Professional Services

We provide professional services in the area of Internet-based pre-order merchandise procurement. We call these our Strategic Sourcing Services. We have assisted retailers in the conduct of hundreds of online real-time negotiation events, and trained buying organizations to become autonomous in conducting such events. We conduct buyer and supplier training on business-to-business tools and exchanges. Related to our solutions, we provide project management for retailer implementations of MySourcingCenter(TM). Our project management staff assists the retailer with all phases of the implementation process. This includes planning, buyer training, rollout to suppliers and access to the help desk. For suppliers, there is both online help and global help desk support. We also provide other strategic sourcing services primarily related to the Internet-based merchandise procurement process.

SourcingLink provides services to Carrefour under a three-year, $9 million contract that began on April 1, 2000. The services called for in the Carrefour contract are related to the use of Internet-based merchandise procurement processes and procedures. We provide services to the WorldWide Retail Exchange under a channel partner agreement for which specific projects are added under specific statements of work. Under this agreement, we have provided services to both the WWRE and several of its member retailers. We are exploring opportunities to expand these services with other members of retail exchanges and independent retailers that may need similar training and assistance, as well as with large suppliers or to other manufacturers that can take advantage of the benefits that strategic sourcing can provide.

Customers

We have targeted our Internet solutions at hardgoods industry retailers and their merchandise suppliers. To date, MySourcingCenter(TM) has been rolled-out enterprise-wide at the international purchasing department of France-based Leroy Merlin (the second largest home improvement company in France and one of the largest in Europe), and we are in the early stage of deployment at Austria-based bauMax (the leading home improvement retailer in Austria and neighboring Central and East European countries). We are also in discussions with various additional retailers regarding evaluations of our pre-order merchandise procurement solution.

Under the Carrefour contract, we are providing services to assist Carrefour with various aspects of sourcing merchandise over the Internet. In October 2001, we signed an agreement with WWRE, the "WWRE contract," under which our professional services can be marketed jointly and sold by the WWRE to retail members of the exchange. In terms of membership, WWRE is the largest exchange in the retail industry with approximately 60 members around the globe. Work under the WWRE contract is performed under statements of work for the various projects that arise. To date we have provided such services to several of WWRE's international retail members. We will explore opportunities to expand our consulting services with other members of retail exchanges, as well as with retailers that are not members of exchanges and large suppliers or other manufacturers that can benefit from strategic sourcing services.

Sales and Marketing

We have been and expect that we may continue to direct a portion of our sales and marketing efforts for MySourcingCenter(TM) to developing reference accounts in retail hardgoods sectors. Our focus is on the creation of retailer-branded, private sourcing networks. Upon selection of our solution by the retailer, the retailer will notify its merchandise suppliers and will provide us with a contact list for our follow-up. We then provide each merchandise supplier with information regarding our solution, together with the necessary documentation for subscription to our solution. Through our online help menu and global help-desk, we assist the merchandise supplier in initializing our solution, training its personnel, developing its electronic catalog and electronically communicating with its retailer customer.

The planned pricing structure for MySourcingCenter(TM) offers merchandise suppliers the benefits of a low-cost annual subscription. The up-front cost to implement our solution is limited to connectivity to the Internet, mapping and forms specifications, creation of electronic catalogs and training. Thereafter, subscribing merchandise suppliers can display company and product information, offer goods and negotiate with the retailer in the retailer's branded, private environment. Documents are automatically mapped to the retailer's specifications, and online negotiations replace costly and time-consuming paper-based or telephone communications.

We are marketing our Strategic Sourcing Services to retailers involved in industry exchanges as well as to other companies, and we expect to continue marketing specific proprietary application functionality and professional services to the retail industry exchanges to broaden their offerings.

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

The software architecture of our solution is a relational database that includes online member profiles, policies and procedures, user authentication and controlled access (via secure login and password procedures), messaging, workflow and negotiation management, and the ability to selectively share databases of product information such as forms and catalogs. It supports industry standard protocols such as HTTP, HTTPS, and SMTP. Our current version, named MySourcingCenter(TM), is built with the Microsoft Windows Distributed Internet Applications architecture and Microsoft SQL Server 7.0 technology and was designed specifically for the Web.

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

We currently maintain our servers in the Southern California region at a hardened, tier-one data center of Qwest, one of the world's largest Web hosting companies.

We expect that the volume of traffic on our Web site and the number of transactions being conducted by users may increase, which could require us to expand and upgrade our technology, transaction processing systems and network infrastructure and add new engineering personnel. We may be unable to accurately project the rate or timing of expected increases in the use of our services or timely expand and upgrade our systems and infrastructure to accommodate such increases. Any failure to expand or upgrade our systems to keep pace with the anticipated growth in demand for capacity could cause our Web site to become unstable and possibly cease to operate for a period of time. Unscheduled downtime could harm our business.

Product Development

Our development organization is focused on developing and enhancing our core sourcing solution, named MySourcingCenter(TM). The development group is supported by our quality assurance group which implements a process designed to identify defects throughout the entire development cycle.

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

We believe that many of our enhancements to existing and future products will be developed internally. However, we may license certain externally developed, third party technologies and will continue to evaluate such technologies to integrate with our solution as appropriate. In cases requiring specialized expertise, we have augmented the resources of our development organization with independent contractors, including the use from time to time of Microsoft consultants and independent contractors.

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

Competition

The market for business-to-business enterprise and Internet solutions in general, and supply chain management solutions and Strategic Sourcing Services in particular, is extremely competitive, evolving and characterized by continuous rapid development of technology. Competition to capture business users is intense and is expected to increase dramatically in the future, which will likely result in price reductions, reduced profit margins and a decrease in our market share, which could have a serious adverse impact on our business.

The competitors to our Internet solution business include traditional application providers that have extended their connections over the Internet, or may in the future, and new Internet companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within new or existing portals. Companies that are owned primarily by retailers, such as GlobalNetXchange and WorldWide Retail Exchange, are designed to provide collaborative planning and forecast requirements, auction capabilities, and other electronic connectivity for the retailer owners and their merchandise suppliers and may provide substantial competition in the retail marketplace. Companies such as FreeMarkets, Inc. provide general Internet-based sourcing capabilities and services for buyers and suppliers in a business-to-business electronic marketplace. Companies that provide electronic catalogs and content management services could expand their offerings to include sourcing functionality. Companies with electronic catalogs include Requisite Technology, Inc., Vignette Corp. and Cardonet, Inc. Companies that offer enterprise resource planning, data interchange or other solutions include General Electric Information Services, QRS Inc., Computer Associates International, Inc. and IBM. Companies that offer exchange or marketplace solutions include Oracle Corporation, VerticalNet, Commerce One, Ariba, Inc., Cyber Merchants Exchange, Inc. and Global Sources.

With respect to our Strategic Sourcing Services, competitors include the major consulting companies such as Accenture and A.T. Kearney, Inc., the consulting arms of the international accounting firms and several large computer industry companies, including IBM. FreeMarkets, Inc. offers professional services along with their electronic marketplace tools and capabilities. In addition, there are many smaller firms that may attempt to provide services in this market. While many of these companies do not have the hands-on experience that we have gained through our work with Carrefour, some of these companies have been involved in services projects with the retail industry exchanges.

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

We believe that the primary competitive factors that will influence the success of companies seeking to provide large-scale network or exchange capability include history of operating Internet applications or exchanges, technical competence and capability, software content, and business partners. For supply chain management solutions and professional services, the primary competitive factors will be industry knowledge, value-added content or processes, product and service features, quality and performance, attractive pricing, global reach and information management capabilities. Although we believe that our solutions and services effectively address these factors for supply chain management solutions and professional services, our market is relatively new and rapidly evolving. We may not be able to compete successfully against future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

We have received registration of certain of our trademarks, and we are in the process of applying for registration of certain other trademarks in the United States and certain other foreign countries. The trademark applications will be subject to review by the applicable governmental authority, may be opposed by private parties and the trademarks may not issue.

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

There has been a substantial amount of litigation in the software, Internet and professional services industries regarding intellectual property rights. It is possible that in the future third parties may claim that SourcingLink or our current or future products infringe upon their intellectual property. We expect that providers of Internet-based solutions will increasingly be subject to infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in the introduction of new technology or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of May 31, 2002, we had 27 full time employees, including seven in solution sales, marketing, implementation and support, five in engineering and development, nine in professional services, and six in management and administrative support functions. As of May 31, 2002, four of these employees were located in France, one each in the United Kingdom, Spain, Mexico and China, and the remaining employees were located in the United States. Our employees are not represented by a labor union and we believe that our relations with our employees are good.

                          Risks Related to Our Business

We are an early-stage company and our limited history makes it difficult to evaluate our future prospects.

We were founded in 1993 but have a limited operating history due to the significant amount of time spent developing our products, and our Internet product is in the early stage of customer use. This limited operating history makes it difficult or impossible to evaluate our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new, unproven and rapidly evolving markets. To address these risks, we must, among other things, continue to upgrade our technology, commercialize products incorporating such technology, continue to attract, retain and motivate qualified persons and respond to competitive developments. There can be no assurance that we will be successful in addressing such risks. If we do not successfully address these risks, our business will be seriously harmed.

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

We incurred net losses of $1,951,000 in fiscal 2002 and $1,593,000 in fiscal 2001. As of March 31, 2002, we had an accumulated deficit of approximately $22.5 million. While we expect the Carrefour contract will provide a total of $9 million of revenue over the three-year period that began on April 1, 2000, we also expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. In addition, with Carrefour's acquisition of Promodes and subsequent formation, along with Sears, Roebuck & Co. and Oracle Corporation, of GlobalNetXchange, we have lost subscribing suppliers of the former Promodes central buying organization. Moreover, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur losses in upcoming financial quarters.

We have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and we may exercise this right if the funds are needed at that time. We believe that current cash balances, together with cash flows from existing hosted solutions and professional services agreements and callable stock warrants, will be sufficient to fund our operations through at least the next twelve months. However, in the event that our expectations of future operating results are not achieved, or in the event that we are unable to maintain our relationships with existing customers, the Company may be required to reduce expenditures significantly to enable current cash reserves to fund operations for at least the next twelve months, which would materially and adversely affect our business, or to raise additional capital through the sale of equity and/or debt to sustain operations.

The Carrefour contract is scheduled to expire on March 31, 2003. This contract has generated the majority of our revenue and cash flow in fiscal years 2002 and 2001. We plan to market our services and hosted solutions to generate new business from Carrefour and other new customers. However, if the Carrefour contract is not extended and if additional business with either Carrefour or other existing or new customers does not replace the level of funds previously received under the Carrefour contract, then to fund operations beyond the next 12 months the Company would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional equity and/or debt financing.

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

Our quarterly operating results may vary depending on a number of factors, including:

     .    Demand for our solution and services;

     .    Demand for our consulting services by Carrefour, WWRE or others;

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

Our largest customer accounts for a substantial majority of our revenues. In the fiscal year ended March 31, 2002, sales to Carrefour accounted for 94% of our total revenues. We may not be able to retain our key customers, including Carrefour, or these customers may decrease their commitment to require their suppliers to use our solution. Specifically, due to Carrefour's participation in GlobalNetXchange, we may not have the opportunity to market to its suppliers in combination with Carrefour. We may be unable to adequately perform the required services under our contract with Carrefour. Any substantial decrease or delay in sales to suppliers of one or more of our key retail customers, or sales of services to a key customer, including Carrefour, could harm our sales or financial results.

The Carrefour contract is scheduled to expire on March 31, 2003. As mentioned above, this contract is currently generating a substantial portion of our revenue, and it is generating the majority of the cash flow as well. We plan to market our services and hosted solutions to generate new business from Carrefour and other new customers. If the Carrefour contract is not extended, and if new business does not offset a reduction in funds from the expiration of the Carrefour contract, or in the event that management's expectations of future operating results are not achieved, then to fund operations during or beyond the next twelve months, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional capital through the sale of equity and/or debt. There can be no assurance that we will retain our existing customers or obtain additional customers, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

Our customers are either in, or supplying goods to, the retail industry. A significant change or downturn in this industry could adversely affect our prospects.

We currently depend on a third party service provider in Southern California for the management and security of our network infrastructure.

We depend on a third-party service provider, Qwest, for certain services relating to our infrastructure, including management, maintenance and security of communications lines and network data centers. The Qwest site we use is located in Southern California, an earthquake-prone region. Southern California has previously experienced shortages of electrical power and other energy resources, which has resulted in blackouts, temporary power outages and other usage restrictions and energy consumption regulations. An earthquake or electrical power shortage may affect the ability of Qwest to provide uninterrupted management of our communications lines and network data centers, which would adversely affect the ability of our customers to access our solution and services.

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

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on various Microsoft licenses for our new solutions. We may in the future be dependent on developers' licenses from enterprise resource planning, database and other system software merchandise suppliers in order to ensure compliance of our solution with their systems. We may not be able to obtain licenses to use any required third party intellectual property in the future on terms acceptable to us, or at all.

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

Our ability to apply our net operating losses against taxable income in future periods will affect our future net income and cash flow. As of March 31, 2002, our net operating losses totaled approximately $15.5 million for United States federal tax reporting purposes. Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss carryforwards may be limited due to changes in ownership of more than 50%. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses, harming our financial condition.

                          Risks Related to Our Industry

We depend on increasing use of the Internet and on the growth of commercial activities and electronic commerce on the World Wide Web. If the use of the Internet and Web-based commerce do not grow as anticipated, our business will be seriously harmed.

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

     . The infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur; or

     . The Internet, the Web and other online services do not create a viable commercial marketplace, inhibiting the development of Web-based commerce and reducing the need for our solution.

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

     .    Delays in the development or adoption of new standards and protocols;
          and

     .    Increased governmental regulation.

Security risks and concerns may deter the use of the Internet for conducting business.

A significant requirement for Web-based commerce and communications over the Internet is the availability of methods ensuring secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other Web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Web for commerce and communications. In addition, anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations.

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

As use of the Web for business applications evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that such legislation could expose companies involved in Internet-based solutions to liability, which could limit the growth of Web-based commerce generally. Such legislation could also dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for our solution and services.

We do not collect sales or other similar taxes in respect of registration and subscription fees for the use of our solution. However, one or more states or countries may seek to impose use tax on companies like us. Federal law currently limits the ability of the states to impose taxes on certain Internet-based transactions. These laws apply only for a limited time period. On or prior to the end of this period, the moratorium on the imposition of these taxes could be extended or new legislation could be enacted that similarly limits the imposition of these taxes. Failure to so extend or enact new legislation could allow various states to impose taxes on Web-based commerce, and the imposition of these taxes could seriously harm our business.

ITEM 2.  PROPERTIES

We maintain one office in San Diego, California occupying approximately 8,000 square feet of space. Current monthly rent on this facility is approximately $17,000. Our operating lease on this facility expires in October 2002. We are currently evaluating whether to extend our current office lease or to relocate to another facility in the San Diego area. Management believes that our facility is adequately insured. The majority of our non-U.S. based-employees work in various offices of our primary customer, Carrefour.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which we are a party and our management is unaware of any contemplated legal actions against us that could have a material adverse effect on our business or operations.

ITEM 4.  SUBMISSION OF ITEMS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock trades on the Nasdaq SmallCap Market under the trading symbol "SNET." The following table lists the high and low sales prices for our common stock as quoted on the Nasdaq SmallCap Market for the periods indicated.

                                                                               High               Low
                                                                           --------------    -------------
                Fiscal Year Ended March 31, 2001
                     First Quarter                                             $8.938           $ 3.500
                     Second Quarter                                             6.219             2.406
                     Third Quarter                                              2.750             0.500
                     Fourth Quarter                                             1.250             0.438

                Fiscal Year Ended March 31, 2002
                     First Quarter                                             $1.750           $ 0.310
                     Second Quarter                                             1.560             0.760
                     Third Quarter                                              0.920             0.320
                     Fourth Quarter                                             0.870             0.250

As of March 31, 2002, there were approximately 147 stockholders of record and we believe approximately 906 stockholders of common stock held in street name.

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

Recent Sales of Unregistered Securities

The following is a summary of transactions by us during the fiscal year ended March 31, 2002 involving sales of our securities that were not registered under the Securities Act.

         During fiscal year 2002 we granted incentive stock options and nonqualified stock options to purchase an aggregate of 718,823 shares of common stock to eligible employees and directors pursuant to our stock option plans. The exercise price for such options ranged from $0.28 to $1.25 per share. Such options were issued but not sold, in the view of SourcingLink, and therefore, registration thereof was not required. During the same period, SourcingLink issued an aggregate of 350 shares of common stock to employees under SourcingLink's stock option plans.

         On March 20, 2002, we sold and issued to a total of five accredited investors an aggregate of (i) 1,100,000 shares of our common stock for a purchase price of $0.50 per share and (ii) seven-year warrants to purchase up to 1,100,000 additional shares of our common stock at an exercise price of $0.75 per share; provided, however between March 22, 2002 and May 15, 2002 and at any time during the month of March 2003, we can require the warrantholders to exercise the warrants for up to an aggregate of 550,000 shares of common stock at an exercise price of $0.50 per share.

         On March 27, 2002, we sold and issued to a single accredited investor
         (i) 111,111 shares of our common stock for a purchase price of $0.90 per share and (ii) a seven-year warrant to purchase up to 111,111 additional shares of our common stock at an exercise price of $1.00 per share; provided, however between March 29,2002 and May 15, 2002 and at any time during the month of March 2003, we can require the warrantholder to exercise the warrant for up to an aggregate of 55,555 shares of common stock at an exercise price of $0.90 per share.

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

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of March 31, 2002. Our stockholder approved equity compensation plans consist of the (i) Stock Option Plan, (ii) 1997 Stock Option Plan and (iii) 1999 Stock Option Plan. The Employee Stock Purchase Plan was also approved by our stockholders, and is listed separately below. We do not have any non-stockholder approved equity compensation plans.

---------------------------------------------------------------------------------------------------------------------

                                                                                              Number of securities
                                                                                             remaining available for
                                 Number of securities to be                                   future issuance under
                                   issued upon exercise of     Weighted-average exercise    equity compensation plans
                                    outstanding options,         price of outstanding         as of March 31, 2002
                                  warrants and rights as of      options, warrants and        (excluding securities
          Plan Category                March 31, 2002                   rights              reflected in column (a))
                                             (a)                          (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
  Equity compensation plans               1,021,208                     $2.11                       1,003,791
  approved by security holders
---------------------------------------------------------------------------------------------------------------------

  Employee Stock Purchase Plan                -                            -                          105,643
---------------------------------------------------------------------------------------------------------------------

  Equity compensation plans
  not approved by security
  holders                                     -                            -                            -
---------------------------------------------------------------------------------------------------------------------

  Total                                   1,021,208                     $2.11                       1,109,434
---------------------------------------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Report.

Overview

SourcingLink is a provider of comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based, hosted solutions are aimed at the pre-order phase of business-to-business merchandise sourcing, and enable retailers to organize, automate and significantly reduce the cost of their pre-order merchandise sourcing activities by connecting directly with retail merchandise suppliers around the globe. Generally this is accomplished with branded, private sourcing networks for each retailer, so that supplier relationships remain confidential. For merchandise suppliers, the solution provides a sales tool to reduce costs with electronic forms and online communications. SourcingLink provides complementary strategic sourcing services for retail buyers and merchandise suppliers. These services include training of buyers and suppliers on Internet-based business-to-business tools and exchanges, bringing buyers and suppliers together in online environments, and hands-on reverse auction implementation.

Description of Revenues

Subscriber Revenue. Through fiscal year 2001, SourcingLink's Subscriber revenues were generated principally from "pay-as-you-go" transactional fees or fixed monthly or annual subscription fees for access to and use of SourcingLink's hosted solutions. These were primarily desktop solutions, including several legacy applications related to merchandise inspection reporting and shipping tracking as well as the predecessor to our current MySourcingCenter(TM) Internet solution. Over the first half of fiscal year 2002 we phased-out our desktop solutions as these logistics applications were taken in-house by a major customer and as we developed and introduced a solution tailored to meet the demand for branded, private sourcing networks. Our focus for hosted solutions now is this core Internet sourcing application, MySourcingCenter(TM), for which subscriber fees are based on fixed annual subscriptions. MySourcingCenter(TM) has been adopted as an enterprise solution by the International Purchasing Department of Leroy Merlin and is currently in the final stages of evaluation by several additional large, international retailers.

Professional Services Revenue. In fiscal years 2002 and 2001, the majority of our Professional Services revenue was generated from a contract entered into in March 2000 with Paris, France-based Carrefour S.A. (the "Carrefour contract"). The agreement with Carrefour, the world's second largest retailer, provides that SourcingLink will receive a minimum of $9 million for services to be performed over a three-year period which began April 1, 2000. The Carrefour contract followed an announcement by Carrefour that it, Sears, Roebuck & Co. and Oracle Corporation were forming a new company named GlobalNetXchange ("GNX"), for the purpose of connecting electronically and facilitating certain merchandise buying activities with suppliers worldwide. Under our contract, we are assisting Carrefour with its implementation and use of GNX functionality and processes. During the third quarter of fiscal year 2002, we signed an agreement with the WorldWide Retail Exchange, ("WWRE"), under which our professional services can be marketed jointly and sold by the WWRE to retail members of the exchange (the "WWRE contract"). In terms of membership, WWRE is the largest exchange in the retail industry with approximately 60 members around the globe, most of whom are large, international retailers. Work under the WWRE contract is performed under statements of work for the various projects that arise.

The Company is actively pursuing subscribers for its MySourcingCenter solution, as well as additional customers for its professional services. Sales of SourcingLink's Internet solution generally require adoption by retailers and then a rollout to the retailer's merchandise suppliers that SourcingLink expects will result in lengthy sales and implementation cycles.

Description of Costs and Expenses

Cost of Revenue - Subscribers. Through September 30, 2000, we contracted with IBM for our network infrastructure and our costs of Subscriber revenue consisted primarily of fees paid to IBM. After that date, we elected to pursue other, less costly arrangements. Accordingly, from October 1, 2000 and after, the cost of Subscriber revenue consists primarily of fees paid to providers of local co-location and Internet access services, and certain internal costs of maintaining and monitoring our equipment located at the third-party site.

Cost of Revenue - Professional Services. In fiscal years 2002 and 2001, Professional Services revenue related primarily to provider services under the Carrefour contract, and the cost of such revenue consisted of the time and expenses of our consulting staff on-site at various Carrefour locations. In fiscal 2000, IBM provided most of our sales and marketing efforts under an eCommerce initiative agreement. Through the expiration of the agreement on September 30, 1999, we assisted IBM with certain of these sales and marketing efforts, and billed IBM at cost for such services. These billings to IBM comprise the majority of the fiscal year 2000 Professional Services revenue. Since this revenue was on a cost reimbursement basis, the cost of this Professional Services revenue equaled such revenue received. The reimbursed costs consisted primarily of payroll related expenses of our employees providing the services to IBM.

Operating Expenses. Selling, general and administrative expenses consist primarily of personnel-related costs for the Company's sales, marketing and general management functions and other administrative support costs such as external legal and financial services. Product development expenses consist primarily of personnel-related costs for software developers, product managers and quality assurance personnel and payments to outside contractors incurred to develop and enhance the Company's technology.

Accumulated Losses

From its inception in 1993 through March 31, 2002, SourcingLink has incurred net losses of approximately $22.5 million, primarily as a result of costs to develop its technology, to develop and introduce its sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success is highly dependent on its ability to maintain its relationship with its main customer and execute in a timely manner its sales and marketing plans, including the expansion of its customer base, of which no assurance can be made. Additional factors in the Company's success include, but are not limited to, the ability to raise additional capital, continued satisfactory performance under the Carrefour contract, and continued contributions of key management, consulting, development, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition.

As a result of the accumulated losses, the Company has not recorded any provision for income taxes since inception. As of March 31, 2002, net operating loss carryforwards for United States federal income tax purposes were approximately $15.5 million. Under United States tax laws, the amounts of and benefits from this net operating loss may be impaired or limited in certain circumstances, for example, if there is a cumulative ownership change of more than 50% as defined, over a three-year period.

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

The following critical accounting policies, among others, affect the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company's revenues are generated from fees for professional services and for subscriber access to and use of the Company's hosted Internet solutions. For professional services, the fees are based on labor and out-of-pocket expenses. For our hosted solutions, the fees consist of fixed annual subscription fees. Subscriber revenues are recognized ratably over the period of subscription. Revenues from professional services are recognized as the services are provided, in accordance with the terms of the related agreements. Amounts received in advance of satisfying revenue recognition criteria are classified as deferred revenue.

Allowances

Certain assets, including deferred income tax assets and accounts receivable, have allowances established when necessary to reduce the assets to the amounts expected to be realized. Valuation allowances for deferred income tax assets are established under Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," when necessary to reduce deferred tax assets to the amounts expected to be realized. The allowance for doubtful accounts is based primarily on an evaluation of specific accounts where we have information that the customer may not meet its financial obligations.

Product Development

All application development expenditures are expensed as incurred. In March 2000, Emerging Issues Task Force ("EITF") 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in Web site development, including planning, developing software to operate the Web site, graphics, content, and operating expenses. EITF 00-2 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with the Company's Web site were recorded in accordance with EITF 00-2. Development costs capitalized under EITF 00-2 are being amortized on the straight-line method over a period of two years.

Results of Operations

Comparison of results of operations for the twelve months ended March 31, 2002 and 2001

Revenue. Total revenue for fiscal year 2002 decreased $340,000, or 8%, to $3,672,000 from $4,012,000 in the fiscal year ended March 31, 2001. Professional Services revenue increased $92,000 to $3,613,000 in the fiscal year ended March 31, 2002 from $3,521,000 in the prior year. This increase was more than offset by a decline in Subscriber revenue of $432,000, to $59,000 this year from $491,000 last year. Revenue under our Carrefour contract was virtually unchanged from the prior year, and the increase in Professional Services revenue is due to services performed under the WWRE contract signed in October, 2001. The decrease in Subscriber revenue this year is attributable to two factors. First, the majority of the Subscriber revenue last year was from legacy desktop solutions SourcingLink provided for use by its major customer in managing inspection and shipping tracking data. Use of these desktop solutions declined over the second half of fiscal year 2001, and effective at the beginning of this year's first quarter, the customer moved these applications in-house. Therefore, there is insignificant revenue from the inspection or shipping tracking applications in the fiscal year ended March 2002. Second, a portion of the Subscriber revenue in the prior year is from subscriptions of suppliers that were made available to SourcingLink by Paris, France-based Promodes. These subscriptions were for use of an older version of our solution, not our current MySourcingCenter product. Late in calendar 1999, Promodes was acquired by Carrefour, and as the buying groups of Promodes were merged into Carrefour, which uses our services but not our Internet solution, the number of former Promodes suppliers subscribing to our solution began decreasing. As of September 2001, we discontinued this older version of our solution. These decreases in revenue from our discontinued desktop products were partially offset by current-year subscription revenue from our new MySourcingCenter solution. These subscriptions are from suppliers of Leroy Merlin, one of the largest home improvement retailers in Europe. Based on the results of the first phase of the MySourcingCenter rollout, which occurred in our fiscal third quarter, Leroy Merlin proceeded with the phase two rollout of MySourcingCenter with the remaining buyers in its International Purchasing Department and their suppliers.

The Company is working with Leroy Merlin on its buyers' use of MySourcingCenter with their merchandise suppliers. The Company is also pursuing additional hardgoods retailers whose suppliers are considered prime candidates to adopt MySourcingCenter. As previously mentioned, the Company signed an agreement with the WorldWide Retail Exchange in October 2001, to provide Professional Services to the retail members of the exchange. The Company is also pursuing other new retail customers for our Professional Services.

Due to the Carrefour and WWRE contracts, the Company expects that Professional Services revenue will continue to comprise a significant portion of the Company's overall revenue in its fiscal year ending March 31, 2003. For MySourcingCenter Subscriber revenue, the Company's solution involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers thus increasing the difficulty of the sales and marketing task. In addition, supplier adoption is generally linked to use of MySourcingCenter by large retail companies as a branded, private sourcing network, which typically requires the approval of multiple parties and management levels within the retail organization, frequently resulting in lengthy sales and implementation cycles.

Cost of Revenue. In fiscal 2002, the cost of revenue decreased $233,000, or 15%, to $1,358,000 from $1,591,000 in the prior fiscal year. This decrease is attributable to a significant reduction in the cost of Subscriber revenue. The cost of Subscriber revenue in fiscal year 2002 decreased by $405,000, to $228,000 from $633,000 in the prior fiscal year. This decrease is due to the higher cost of network infrastructure support and hosting under an earlier agreement with IBM for such services compared to the Company's current Southern California-based co-location arrangement for our solution infrastructure. The cost of Professional Services revenue increased by $172,000, to $1,130,000 from $958,000 one year ago due to the increased costs associated with labor in support of the revenue in this fiscal year.

Total gross profit was $2,314,000 in the current fiscal year compared to $2,421,000 last year. As a percent of sales, gross profit increased to 63% of overall revenue in fiscal year 2002 from 60% of revenue in fiscal 2001. The increase in gross profit as a percentage of sales is primarily attributable to the reduction in the infrastructure costs associated with our hosted applications, due to the shift from IBM to a co-location facility, as described above.

Future gross profit margins may be impacted by both the mix and level of Subscriber and Professional Services revenue, and by the pricing opportunities for, and labor and other costs associated with, future subscription and services revenue. As these factors and their effect on margins are not currently predictable, historical gross profit margins are not necessarily indicative of gross profit margins to be expected in the future.

Operating Expenses

Selling, General and Administrative Expenses. In fiscal 2002, the Company's selling, general and administrative expenses, excluding stock-based compensation, increased $478,000, or 16%, to $3,557,000 from $3,079,000 in the fiscal year ended March 31, 2001. The increase in these expenses is primarily attributable to the sales and management activities associated with our services organization and with defining and productizing the methodologies and best practices needed to deliver on new business obtained. In addition, investments were made in marketing activities and materials during fiscal year 2002.

Management expects that selling, general and administrative expenses will increase as we incur additional labor, travel and other costs related to the sales and marketing of our professional services and our MySourcingCenter online solution with retailers and suppliers.

Stock-based Compensation. The stock-based compensation in fiscal year 2001 relates to the cost of warrants for the purchase of SourcingLink common stock issued to strategic partner companies during fiscal year 2000. The related expense was determined under the Black-Scholes valuation method, and was being amortized over the periods associated with the business agreements underlying the warrants. Such amortization amounted to $203,000 in fiscal year 2001. There is no such amortization this year, as one of the warrants was cancelled by the Company last fiscal year, and the cost of the other warrant was fully amortized as of March 31, 2001.

Product Development Expenses. Fiscal 2002 product development expenses decreased $181,000, or 19%, to $773,000 from $954,000 for the prior fiscal year. The Company had ramped-up development costs in fiscal 2000 for a major enhancement of our core solution. This effort was completed during the first quarter of fiscal 2001, and labor and subcontract costs were subsequently reduced to a lower level. In addition, new accounting guidelines under Emerging Issues Task Force Issue No. 00-2 became effective for the Company on July 1, 2000. Under these guidelines, certain Web site development costs must be capitalized and amortized rather than expensed. Due to the July 1, 2000 effective date of the guidelines, there was a $42,000 reduction in the amount of product development costs that were expensed in this year's first quarter as compared to the first quarter of the prior fiscal year.

Other Expense, Net and Interest Income. The principal component of other expense, net is certain franchise taxes. Interest income was $86,000 and $243,000 in the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in interest income is attributable to both the decline in interest rates applicable to cash investments and the decrease in cash on-hand this year as compared to the prior year.

Income Taxes. SourcingLink recorded net losses of $2.0 million and $1.6 million during the fiscal years ended March 31, 2002 and 2001, respectively. Accordingly, no provision for income taxes was recorded in these periods. As of March 31, 2002, SourcingLink had net operating loss carryforwards for United States federal income tax purposes of approximately $15.5 million. These losses expire at various dates between 2011 and 2022. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and the deferred tax assets of SourcingLink due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

Comparison of results of operations for the twelve months ended March 31, 2001 and 2000

Revenue. Total revenue for fiscal year 2001 increased $3,019,000, or 304%, to $4,012,000 from $993,000 in the fiscal year ended March 31, 2000. Professional Services revenue increased $3,323,000 to $3,521,000 from $198,000 in the prior fiscal year. The increase in services revenue is attributable to commencement of work under the three-year, $9 million Carrefour contract that began April 1, 2000. The Professional Services revenue in the prior year was primarily for sales and marketing services paid for by IBM under an agreement that was concluded by SourcingLink effective September 30, 1999. Subscriber revenue in fiscal 2001 decreased $304,000, or 38%, to $491,000 from $795,000 in the prior fiscal year. The majority of this decrease is related to the desktop solutions SourcingLink provided for use by its major customer in managing inspection and shipping tracking data. Revenue from these applications declined over the second half of fiscal 2001, and subsequent to year-end, the customer moved these desktop applications in-house.

Cost of Revenue. In fiscal 2001, the cost of revenue increased $867,000, or 120%, to $1,591,000 from $724,000 in the prior fiscal year. This increase is primarily attributable to the cost of Professional Services revenues, which increased $809,000, or 543%, to $958,000 from $149,000 during the comparable prior year period. The current year costs are attributable to the labor and other expenses related to the Carrefour contract. The cost of revenue from Subscribers in fiscal 2001 increased $58,000, or 10%, to $633,000 from $575,000 last fiscal year. In both the current and prior year periods, the cost of Subscriber revenue consists largely of fees paid to IBM for infrastructure support of the Company's online solutions within the IBM Global Network. As previously mentioned, the Company obtained lower costs for its network infrastructure under a co-location arrangement, and did not renew its infrastructure contract with IBM after it expired during fiscal year 2001. The cost of the network infrastructure for the Company's online solutions did not decline along with the decrease in Subscriber revenue as the infrastructure is intended to accommodate activity up to various levels, and the costs remain in place whether activity within that level is high or low.

Total gross profit increased to $2,421,000, or 60% of overall revenue in the current fiscal year, from $269,000, or 27% of revenue in the fiscal year ended March 31, 2000. The increase in gross profit is primarily attributable to the increase in Professional Services revenue and its associated profit.

Operating Expenses

Selling, General and Administrative Expenses. In fiscal 2001, the Company's selling, general and administrative expenses, excluding stock-based compensation, decreased $477,000, or 13%, to $3,079,000 from $3,556,000 in the fiscal year ended March 31, 2000. The decrease in these expenses is primarily due to the deployment of certain employees to work on the Carrefour contract with the classification of their related expense as Cost of Revenue, and to reduced legal fees and travel costs.

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

Product Development Expenses. Fiscal 2001 product development expenses decreased $227,000, or 19%, to $954,000 from $1,181,000 for the prior fiscal year. The decrease in product development expenses is primarily due to new accounting guidelines known as Emerging Issues Task Force Issue No. 00-2, which became effective for the Company on July 1, 2000. Under these guidelines, certain Web site development costs must be capitalized and amortized rather than expensed, which reduced the amount of product development costs that were expensed this year. In addition, we had lower labor costs, particularly in comparing the second half of fiscal 2001 to the same period in the prior year. We had ramped-up our development costs in fiscal 2000 for a major enhancement of our Internet solution, and this effort was completed during the first quarter of fiscal 2001.

Other Expense, Net and Interest Income. The principal components of other expense, net are certain franchise taxes, and exchange losses on foreign currency transactions with SourcingLink's subsidiary in France. Primarily as a result of these costs, other expense, net was $21,000 and $16,000 in fiscal 2001 and 2000, respectively. Interest income was $243,000 in both the fiscal years ended March 31, 2001 and 2000.

Income Taxes. SourcingLink recorded net losses of $1.6 million and $4.5 million during the fiscal year ended March 31, 2001 and 2000, respectively. Accordingly, no provision for income taxes was recorded in these periods.

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

Liquidity and Capital Resources

SourcingLink's cash and cash equivalents at March 31, 2002 were $2.9 million, compared to $4.1 million at March 31, 2001. This decrease in the cash balance is primarily attributable to cash used for operating activities, and equipment and software purchases, including capitalization of Web site development costs, offset by proceeds from the sale of common stock. Cash used in operating activities in both fiscal years 2002 and 2001 was approximately $1.4 million, and such cash usage in each year is primarily related to the losses incurred.

In the fiscal year ended March 31, 2002, our operating activities used cash of $1.45 million. Our net loss for the fiscal year was $1.95 million. Non-cash items and changes in operating assets and liabilities were $0.50 million, and consisted mainly of depreciation and amortization expense. Our investing activities consisted of the purchase of equipment and software totaling $0.32 million, of which a major component was the capitalization of Web site development costs. Our financing activities provided cash of $0.63 million and consisted primarily of the sale of common stock and warrants in two private placements completed in March 2002.

In the fiscal year ended March 31, 2001, our operating activities used cash of $1.40 million. Our net loss for the fiscal year was $1.59 million. Non-cash items and changes in operating assets and liabilities were $0.19 million, and consisted mainly of depreciation and amortization expense and stock-based compensation expense, partially offset by a decrease in current liabilities. Our investing activities provided cash of $1.55 million and consisted primarily of proceeds from net sales of short-term investments, offset by the purchase of equipment and software, including the capitalization of Web site development costs.

In the fourth quarter of fiscal year 2002, SourcingLink reduced certain operating expenses to lower the rate of consumption of cash. However, to the extent that our sources of cash flow permit, we plan to continue to invest in sales and marketing, management and product development of our solutions and services. In fiscal year 2003, we plan to hire sales personnel with experience in enterprise solution sales to market and sell our products and services. We expect to continue to use cash to fund such activities at or above current levels for the foreseeable future. We expect to draw on our cash-on-hand as well as anticipated cash flow from sales to both existing and new customers to provide such funds. In addition, we have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and we may exercise this right if the funds are needed at that time.

With the Carrefour contract, we have a base of revenue that currently extends until its expiration on March 31, 2003. This contract is currently generating a substantial portion of our revenue and cash flow. We expect to supplement revenue from that contract with both additional services contracts as well as rollouts of MySourcingCenter with retailers and their suppliers. These rollouts are anticipated to be in the form of private environments in which retailers can collaborate and source with their suppliers on a secure basis. The Company has successfully completed a rollout of MySourcingCenter with the International Purchasing Department of Leroy Merlin, as previously discussed. We believe we will successfully complete additional similar rollouts during the next 12 months, however, we cannot assure that such rollouts will take place.

The anticipated Carrefour and other services revenues and, in particular, MySourcingCenter rollouts are significant to our near-term sources of expected cash flow. For revenue recognition purposes, MySourcingCenter subscriber revenue is recognized ratably over the annual period of the subscription. A significant assumption in the Company's cash flow planning is that the cash from subscribers will be collected in full at the beginning of the 12-month subscription period. However, this assumption may not prove accurate. Based on our expectations of future cash flow from existing sources of revenue and callable common stock warrants, we believe that our cash balances are sufficient to fund our operating needs for the next twelve months. If the we are unable to maintain our relationships with existing customers through and after March 31, 2003, or obtain expected new customers, then to fund operations during or beyond the next twelve months, the Company would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional capital through the sale of equity and/or debt.

The Carrefour contract is scheduled to expire on March 31, 2003. As discussed above, this contract is currently generating a substantial portion of the revenue and cash flow of the Company, and we plan to market our services and hosted solutions to generate new business from Carrefour and other new customers. If the Carrefour contract is not extended and if new business with either Carrefour or other existing or new customers does not offset a reduction in funds from the expiration of the Carrefour contract, then to fund operations after March 31, 2003 we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional equity and/or debt financing.

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

The Company leases its offices and certain equipment under operating lease agreements expiring in fiscal year 2003. The annual minimum rental commitments under all non-cancelable operating lease arrangements at March 31, 2002 are as follows:

Fiscal year ending March 31, 2003                                $ 112,000
                                                              ================

The Company is currently evaluating whether to extend its office lease or relocate.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142", respectively). FAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on April 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The adoption of this standard will not have a material impact on the Company's results of operations and financial position.

On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company beginning April 1, 2002. The Company does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item begin on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is included under the captions entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the SourcingLink Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption entitled "Compensation of Executive Officers" in the SourcingLink Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption entitled "Security Ownership of Management and Certain Beneficial Owners" in the SourcingLink Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption entitled "Certain Transactions" in the SourcingLink Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

        1. The following financial statements of SourcingLink.net, Inc. and its subsidiary are included on pages F-2 through F-17.
              Report of Independent Accountants
              Consolidated Balance Sheets as of March 31, 2002 and 2001 Consolidated Statements of Operations for the fiscal years ended March 31, 2002, 2001 and 2000
              Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2002, 2001 and 2000
              Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2002, 2001 and 2000
              Notes to Consolidated Financial Statements

        2. Financial Statement Schedules for the fiscal years ended March 31, 2002 and 2001:
              Schedule II - Valuation and Qualification Accounts

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3. Exhibits: The list of exhibits on the Form 10-KSB Exhibit Index is incorporated herein by reference.

(b)     Reports on Form 8-K:

            On April 1, 2002, the Company filed a Form 8-K relating to the private placement of units consisting of common stock and warrants to five accredited investors for an aggregate of $550,000 which closed on March 20, 2002.

            On April 2, 2002, the Company filed a Form 8-K relating to the private placement of units consisting of common stock and warrants to a single accredited investor for an aggregate of approximately $100,000 which closed on March 27, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SOURCINGLINK.NET, INC.
                                            (Registrant)




Dated: June 14, 2002                        /s/Marcel van Heesewijk
----------------------------                -----------------------------------
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

         In accordance with the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of June, 2002.

SIGNATURE                     TITLE
---------                     -----
/s/Dan Rawlings               President, Chief Executive Officer and Director
---------------------------
Dan Rawlings                  (Principal Executive Officer)

/s/Gary Davidson              Vice President of Finance and Chief Financial Officer
---------------------------
Gary Davidson                 (Principal Financial and Accounting Officer)

/s/ Marcel van Heesewijk      Chairman of the Board of Directors
---------------------------
Marcel van Heesewijk

/s/ Johan Vunderink           Director
---------------------------
Johan Vunderink

/s/ Louis Delmonico           Director
---------------------------
Louis Delmonico

                             SOURCINGLINK.NET, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of PricewaterhouseCoopers LLP, Independent Accountants ...............................................  F-2

Consolidated Balance Sheets as of March 31, 2002 and 2001 ...................................................  F-3

Consolidated Statements of Operations for the fiscal years ended March 31, 2002, 2001 and 2000 ..............  F-4

Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2002, 2001 and 2000 ....  F-5

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2002, 2001 and 2000 ..............  F-6

Notes to Consolidated Financial Statements ..................................................................  F-7

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of SourcingLink.net, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 13(a)(1) on page 27 present fairly, in all material respects, the financial position of SourcingLink.net, Inc. and its subsidiary at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 13(a)(2) on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
San Diego, California
May 24, 2002

                             SOURCINGLINK.NET, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,
                                                                                 ----------------------------------------
                                     ASSETS                                            2002                   2001
                                                                                 ------------------     -----------------
Current assets:
Cash and cash equivalents                                                            $   2,934,000         $   4,076,000
Accounts receivable (net of allowance for doubtful accounts of                              61,000               353,000
$5,000 and $30,000 at March 31, 2002 and 2001, respectively)
Other current assets                                                                       105,000               135,000
                                                                                 ------------------     -----------------
Total current assets                                                                     3,100,000             4,564,000

Property and equipment, net                                                                503,000               523,000
Other non-current assets                                                                     8,000                54,000
                                                                                 ------------------     -----------------
Total assets                                                                         $   3,611,000         $   5,141,000
                                                                                 ==================     =================

                                  LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities                                             $     909,000         $   1,226,000
Deferred revenue                                                                           330,000               225,000
                                                                                 ------------------     -----------------
Total current liabilities                                                                1,239,000             1,451,000

Commitments and Contingencies (Notes 7 and 10)

                              STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share                                                      9,000                 8,000
Authorized: 60,000,000 shares; issued and outstanding: 9,357,000 and
8,135,000 shares at March 31, 2002 and 2001, respectively

Additional paid-in capital                                                              24,759,000            24,127,000
Accumulated deficit                                                                    (22,483,000)          (20,532,000)
Accumulated other comprehensive income                                                      87,000                87,000
                                                                                 ------------------     -----------------
Total stockholders' equity                                                               2,372,000             3,690,000
                                                                                 ------------------     -----------------
Total liabilities and stockholders' equity                                           $   3,611,000         $   5,141,000
                                                                                 ==================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             SOURCINGLINK.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended March 31,
                                              ------------------------------------------------------------
                                                     2002                 2001                   2000
                                              ----------------     -----------------      -----------------
Revenue:
   Professional Services                       $    3,613,000       $    3,521,000         $      198,000
   Subscribers                                         59,000              491,000                795,000
                                              ----------------     -----------------      -----------------
                                                    3,672,000            4,012,000                993,000

Cost of revenue:
   Professional Services                            1,130,000              958,000                149,000
   Subscribers                                        228,000              633,000                575,000
                                              ----------------     -----------------      -----------------
                                                    1,358,000            1,591,000                724,000

Gross profit                                        2,314,000            2,421,000                269,000

Operating expenses:
   Selling, general and administrative              3,557,000            3,282,000              3,833,000
     (includes stock-based compensation of
     $0, $203,000 and $277,000 for the
     years ended March 31, 2002, 2001
     and 2000, respectively)
   Product development                                773,000              954,000              1,181,000
                                              ----------------     -----------------      -----------------
Total operating expenses                            4,330,000            4,236,000              5,014,000

Operating loss                                     (2,016,000)          (1,815,000)            (4,745,000)

Other expense, net                                    (21,000)             (21,000)               (16,000)
Interest income                                        86,000              243,000                243,000
                                              ----------------     -----------------      -----------------
Net loss                                       $   (1,951,000)      $   (1,593,000)        $   (4,518,000)
                                              ================     =================      =================
Net loss per common share (basic and diluted)  $        (0.24)      $        (0.20)        $        (0.67)
                                              ================     =================      =================
Weighted average number of shares used
 in per share calculation (basic and diluted)       8,175,000            8,067,000              6,766,000
                                              ================     =================      =================

   The accompanying notes are an integral part of these consolidated financial statements.

                             SOURCINGLINK.NET, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                                                                        NOTES
                                              CONVERTIBLE                               ADDITIONAL     UNEARNED       RECEIVABLE
                                            PREFERRED STOCK          COMMON STOCK         PAID-IN     STOCK-BASED        FROM
                                       ----------------------    ---------------------
                                          SHARES     AMOUNTS       SHARES     AMOUNTS     CAPITAL     COMPENSATION   STOCKHOLDERS
                                       -----------   ----------- ----------  ---------  ------------  ------------  --------------
Balance at March 31, 1999                 3,816,000  $    4,000    5,631,000   $ 6,000  $15,315,000  $          -   $    (40,000)

Proceeds from private placement                                    1,258,000     1,000    7,281,000
Conversion of preferred stock to         (3,570,000)     (4,000)     893,000     1,000        3,000
  common stock
Exercise of options and warrants                                     274,000                992,000
Warrants issued to strategic partners                                                       496,000      (496,000)
Amortization of stock-based                                                                               277,000
  compensation
Payment of stock note                                                                                                     40,000
Translation adjustment
Net loss for the year
                                       -------------------------------------------------------------------------------------------
Balance at March 31, 2000                   246,000           -    8,056,000     8,000   24,087,000      (219,000)             -

Conversion of preferred stock to           (246,000)                  62,000
  common stock
Exercise of options and warrants                                       9,000                 29,000
Shares issued under ESPP                                               8,000                 27,000
Warrants issued to strategic partners                                                       (16,000)       16,000
Amortization of stock-based                                                                               203,000
  compensation
Translation adjustment
Net loss for the year
                                       -------------------------------------------------------------------------------------------
Balance at March 31, 2001                         -           -    8,135,000     8,000   24,127,000             -              -

Proceeds from private placements                                   1,211,000     1,000      625,000
Shares issued under ESPP                                              11,000                  7,000
Net loss for the year
                                       -------------------------------------------------------------------------------------------
Balance at March 31, 2002                         -  $        -    9,357,000   $ 9,000  $24,759,000  $          -  $           -
                                       ===========================================================================================

                                                     CUMMULATIVE
                                                       FOREIGN      TOTAL
                                                       CURRENCY     STOCK-
                                       ACCUMULATED   TRANSLATION   HOLDERS'
                                         DEFICIT     ADJUSTMENTS    EQUITY
                                       ------------- ----------- -----------
Balance at March 31, 1999              $(14,421,000) $   81,000  $   945,000

Proceeds from private placement                                    7,282,000
Conversion of preferred stock to                                           -
  common stock
Exercise of options and warrants                                     992,000
Warrants issued to strategic partners                                      -
Amortization of stock-based                                          277,000
  compensation
Payment of stock note                                                 40,000
Translation adjustment                                    7,000        7,000
Net loss for the year                    (4,518,000)              (4,518,000)
                                       ---------------------------------------
Balance at March 31, 2000               (18,939,000)     88,000    5,025,000

Conversion of preferred stock to                                           -
  common stock
Exercise of options and warrants                                      29,000
Shares issued under ESPP                                              27,000
Warrants issued to strategic partners                                      -
Amortization of stock-based                                          203,000
  compensation
Translation adjustment                                   (1,000)      (1,000)
Net loss for the year                    (1,593,000)              (1,593,000)
                                       ---------------------------------------
Balance at March 31, 2001               (20,532,000)     87,000    3,690,000

Proceeds from private placements                                     626,000
Shares issued under ESPP                                               7,000
Net loss for the year                    (1,951,000)              (1,951,000)
                                       --------------------------------------
Balance at March 31, 2002              $(22,483,000) $   87,000  $ 2,372,000
                                       =======================================

  The accompanying notes are an integral part of these consolidated financial statements.

                             SOURCINGLINK.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years ended March 31,
                                                               --------------------------------------------------------------
                                                                     2002                  2001                  2000
                                                               ------------------    ------------------    ------------------
Cash flows from operating activities:
   Net loss                                                     $   (1,951,000)        $  (1,593,000)        $  (4,518,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization expense                               341,000               254,000               126,000
   Unrealized foreign exchange loss                                      2,000                 1,000                 6,000
   Loss on retirement of fixed assets                                    2,000                     -                 9,000
   Amortization of stock-based compensation                                  -               203,000               277,000
   Changes in operating assets and liabilities:
      Accounts receivable                                              292,000                 1,000              (132,000)
      Other assets                                                      76,000               (42,000)             (127,000)
      Accounts payable and accrued liabilities                        (317,000)             (162,000)              681,000
      Deferred revenue                                                 105,000               (64,000)              255,000
                                                             ------------------    ------------------    ------------------
         Net cash used in operating activities                      (1,450,000)           (1,402,000)           (3,423,000)
                                                             ------------------    ------------------    ------------------

Cash flows from investing activities:
   Purchases of fixed assets                                          (323,000)             (401,000)             (325,000)
   Purchases of short-term investments                                (499,000)                    -            (3,927,000)
   Maturities of short-term investments                                499,000             1,955,000             1,972,000
                                                             ------------------    ------------------    ------------------
         Net cash provided by (used in) investing activities          (323,000)            1,554,000            (2,280,000)
                                                             ------------------    ------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants                 633,000                27,000             7,282,000
   Proceeds from exercise of options and warrants                            -                29,000             1,032,000
   Payments on capital lease                                                 -                     -                (9,000)
                                                             ------------------    ------------------    ------------------
          Net cash provided by financing activities                    633,000                56,000             8,305,000
                                                             ------------------    ------------------    ------------------

Effect of exchange rate changes on cash                                 (2,000)               (2,000)                1,000
                                                             ------------------    ------------------    ------------------
          Net increase (decrease) in cash and cash
             equivalents                                            (1,142,000)              206,000             2,603,000

Cash and cash equivalents, beginning of the period                   4,076,000             3,870,000             1,267,000

                                                             ------------------    ------------------    ------------------
Cash and cash equivalents, end of the period                    $    2,934,000         $   4,076,000         $   3,870,000
                                                             ==================    ==================    ==================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                     $            -         $           -         $       1,000
   Cash paid during the period for taxes                                 1,000                 1,000                 1,000
Non-cash financing transaction:
   Conversion of preferred stock to common stock                             -                     -                 4,000

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

SourcingLink provides comprehensive merchandise sourcing solutions for the retail industry. Through our professional services, we assist retailers, merchandise suppliers and other companies in the pre-order phase of merchandise procurement. Our Internet-based, hosted solutions for business-to-business merchandise sourcing enable retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities by connecting directly with retail merchandise suppliers around the globe. For suppliers, the solution provides a sales tool to reduce costs with electronic forms and online communications.

At March 31, 2002 the Company had an accumulated deficit of approximately $22,500,000. For the fiscal year ended March 31, 2002, the Company had a net loss of $1,951,000 and operating cash outflows of $1,450,000. During fiscal year 2002, management took actions to refocus the Company's operations on deploying its Internet solution as retailer-branded, private sourcing networks and on marketing its professional services. The Company also raised approximately $625,000 in additional capital in March 2002 (Note 4). The Company's success depends on executing in a timely manner its sales and marketing plans, including the retention and expansion of its customer base, the continued salability of its Internet-based merchandise sourcing solutions, and obtaining the funds necessary to carry-on these activities through sales to both existing and new customers or through new equity or debt financing.

The Company has the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and may exercise this right if the funds are needed at that time. Management believes that current cash balances, together with cash flows from existing hosted solutions and professional services agreements and callable commons stock warrants, will be sufficient to fund the Company's operations through at least the next twelve months. However, in the event that management's expectations of future operating results are not achieved, or in the event that the Company is unable to maintain its relationships with existing customers, the Company may be required to raise additional capital through the sale of equity and/or debt to sustain its operations or to reduce expenditures significantly to enable current cash reserves to fund operations for at least the next twelve months.

The Company's major customer contract is scheduled to expire on March 31, 2003. This contract has generated the majority of the Company's revenue and cash flow in fiscal years 2002 and 2001. The Company plans to market its services and hosted solutions to generate new business from it major customer and other new customers. However, if the Company's major contract is not extended beyond March 2003 and if additional business with either existing or new customers does not replace the level of funds previously received under the Company's major contract, then to fund operations beyond the next 12 months, the Company would be required to either reduce operating spending significantly, which would materially and adversely affect its business, or raise additional equity and/or debt financing.

There can be no assurance that the Company will retain its existing customers or obtain additional customers, or that equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

                             SOURCINGLINK.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies

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

Revenue Recognition

The Company's revenues are generated from fees for professional services and for subscriber access to and use of the Company's hosted Internet solutions. For professional services, the fees are based on labor and out-of-pocket expenses. For our hosted solutions, the fees consist of fixed annual subscription fees. Subscriber revenues are recognized ratably over the period of subscription. Revenues from professional services are recognized as the services are provided, in accordance with the terms of the related agreements. Amounts received in advance of satisfying revenue recognition criteria are classified as deferred revenue.

Product Development

All application development expenditures are expensed as incurred. In March 2000, Emerging Issues Task Force ("EITF") 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in Web site development, including planning, developing software to operate the Web site, graphics, content, and operating expenses. EITF 00-2 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with the Company's Web site were recorded in accordance

                             SOURCINGLINK.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with EITF 00-2. Development costs of $242,000 and $167,000 were capitalized under EITF 00-2 guidelines in fiscal years 2002 and 2001, respectively, and are being amortized on the straight-line method over a period of two years.

Employee Stock Plans

The Company complies with the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25. Under APB No. 25 compensation cost is based on the difference, if any, between the fair market value of the Company's stock and the exercise price on the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FASB Statement No. 123 and Emerging Issues Task Force No. 96-18.

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

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its major customers, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. Financial instruments that are potentially subject to a concentration of credit risk for the Company consist of cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with financial institutions in the United States. Short-term investments are placed through an investment advisor in highly liquid, high-credit-quality commercial paper. One customer headquartered in France represented 94%, 91% and 45% of revenues in fiscal years 2002, 2001 and 2000, respectively. In fiscal year 2000, a U.S.-based customer represented 13% of revenues. Two customers represented 40% and 38% of accounts receivable at March 31, 2002, and one customer represented 87% of accounts receivable at March 31, 2001.

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

                             SOURCINGLINK.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Comprehensive Loss

For the periods of fiscal 2002, 2001 and 2000, the comprehensive loss was $1,951,000, $1,594,000, and $4,512,000, respectively. The difference between comprehensive loss and net loss is the inclusion of cumulative foreign currency translation adjustments.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142", respectively). FAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on April 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The adoption of this standard will not have a material impact on the Company's results of operations and financial position.

On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company beginning April 1, 2002. The Company does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

Reclassifications

Certain reclassifications have been made to prior year accounts to conform to current year presentation.

                             SOURCINGLINK.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Balance Sheet Detail

 Property and Equipment:
                                                               March 31,
                                                    ----------------------------
                                                        2002             2001
                                                    ----------       -----------

Furniture and equipment                             $  566,000       $  559,000
Computer software, including capitalized
      Web site development costs                       616,000          349,000
Leasehold improvements                                  39,000           44,000
                                                    ----------       ----------
                                                     1,221,000          952,000
Less accumulated depreciation and amortization        (718,000)        (429,000)
                                                    ----------       ----------
                                                    $  503,000       $  523,000
                                                    ==========       ==========

Depreciation and amortization expense for property and equipment was $341,000, $254,000 and $126,000 for fiscal years 2002, 2001 and 2000, respectively.

Accounts Payable and Accrued Liabilities:
                                                               March 31,
                                                    ----------------------------
                                                        2002             2001
                                                    ----------       -----------

Accounts payable                                    $  169,000       $   141,000
Payroll and related taxes                              385,000           536,000
Accrued legal and audit expenses                       157,000           314,000
Other accrued expenses                                 198,000           235,000
                                                    ----------       -----------
                                                    $  909,000       $ 1,226,000
                                                    ==========       ===========

4.   Stockholders' Equity

Private Placements

In March 2002, the Company issued 1,100,000 equity "Units" and 111,111 equity "Units" in two private placements at a price of $0.50 and $0.90 per unit, respectively. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. The exercise price of the warrants is $0.75 and $1.00 for the 1,100,000 units and the 111,111 units, respectively; provided, however that the Company has the right to call for the exercise of up to 50% of the shares of common stock subject to the warrants at any time during March 2003 at an exercise price of $0.50 and $0.90, respectively. The Company received net proceeds of $626,000 from these private placements. The warrants in both private placements were exercisable immediately and expire in March 2009.

In August 1999, the Company issued 1,257,970 shares of common stock in a private placement, primarily to institutional investors, at a price of $6.40 per share for net proceeds of $7,282,000.

Warrants

During March 2002, the Company issued warrants for 1,100,000 shares of common stock at a price of $0.75 per share, and a warrant for 111,111 shares of common stock at a price of $1.00 per share, as a part of two private placements. The warrants are exercisable at any time until March 2009; provided, however that the Company has the right to call for the exercise of up to 50% of the shares of common stock subject to the warrants at any time during March 2003 at an exercise price of $0.50 and $0.90, respectively.

                             SOURCINGLINK.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrants to purchase 175,000 shares of common stock were issued to three strategic partner companies during fiscal year 2000, of which a fully vested warrant to purchase 15,000 shares of common stock at $27.06 per share is exercisable until January 4, 2005. The remaining warrants, for the purchase of 150,000 and 10,000 shares of common stock, respectively, were cancelled by the Company prior to March 31, 2001.

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

During November 1998, the Company issued warrants for 233,333 shares of common stock, at a price of $4.00 per share as a part of a private placement. As of March 31, 2002, 114,750 of these warrants had been exercised, and 11,857 had been cancelled under agreements that extended the expiration date of the remaining 106,726 outstanding warrants, which are now exercisable at any time until November 13, 2002.

Warrants for 41,085 shares of common stock were issued during fiscal year 1999, at prices ranging from $3.48 to $26.60 per share. At March 31, 2002, 3,585 of these warrants, at prices ranging from $4.56 to $26.60, are outstanding and exercisable until April 2002. Of the other 37,500 warrants, at a price of $3.48 per share, 3,750 were cancelled under an agreement that extended the expiration date of the remaining 33,750 outstanding warrants, which are now exercisable at any time until February 2003.

Certain warrants issued in fiscal year 2000 that related to sales, marketing and administrative matters were valued using the Black-Scholes model, while similar warrants issued in prior years were valued using the Noreen-Woolfson model. Expense recognized for the amortization of these warrant costs in fiscal years 2002, 2001 and 2000 was $0, $203,000 and $277,000, respectively. All of the warrants issued in fiscal year 2002, a portion of the warrants issued in fiscal year 2000 and substantially all of the warrants issued in fiscal year 1999 were in connection with the Company's private placements; accordingly, these warrants were treated as a cost of the financings.

At March 31, 2002, warrants for 1,746,578 shares of common stock were outstanding.

5.   Stock Plans

Stock Option Plans

In 1999, 1997 and 1995, respectively, the Board of Directors adopted the 1999 Stock Option Plan, the 1997 Stock Option Plan and the Stock Option Plan ("the Option Plans") for employees, directors and others. As amended, a total of 1,000,000, 1,000,000 and 225,000 shares of common stock were authorized under the 1999 Stock Option Plan, the 1997 Stock Option Plan and the Stock Option Plan, respectively. Options are generally granted at an exercise price equal to the fair market value of the common stock at the date of grant, and are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under the Option Plans generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unvested options are canceled 90 days after termination of employment and become available under the Option Plans.

                             SOURCINGLINK.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity under the Option Plans for fiscal years 2002, 2001 and 2000 is as follows:

                                                                        Options Outstanding
                                                      ----------------------------------------------------------
                                          Shares                           Range of Exercise      Aggregate
                                         Available         Shares           Prices Per Share    Exercise Price
                                         ---------         ------           ----------------    --------------
 Balances at March 31, 1999               263,731         896,269         $0.60   -  $16.00      $ 7,577,386
      Shares authorized                   250,000
      Options granted                    (503,750)        503,750         $6.125  -  $34.00        3,401,817
      Options exercised                                  (125,401)        $2.80   -  $12.00         (631,490)
      Options canceled                    427,493        (427,493)        $2.80   -  $34.00       (3,644,740)
                                        ---------       ---------                                -----------
Balances at March 31, 2000                437,474         847,125         $0.60   -  $27.062       6,702,973
      Options granted                    (401,550)        401,550         $0.438  -  $6.875        1,524,141
      Options exercised                                    (9,250)        $2.80   -  $3.876          (29,128)
      Options canceled                    527,954        (527,954)        $1.625  -  $27.062      (4,419,459)
                                        ---------       ---------                                -----------
Balances at March 31, 2001                563,878         711,471         $0.438  -  $16.00        3,778,527
     Shares authorized                    750,000
     Options granted                     (718,823)        718,823         $0.28   -  $1.25           592,174
     Shares granted                          (350)
     Options canceled                     409,086        (409,086)        $0.438  -  $16.00       (2,216,025)
                                        ---------       ---------                                -----------
Balances at March 31, 2002              1,003,791       1,021,208         $0.28   -  $12.52      $ 2,154,676
                                        =========       =========                                ===========

The following table summarizes information with respect to stock options outstanding at March 31, 2002:

                                       Options Outstanding                        Options Exercisable
                      --------------------------------------------------   -------------------------------
                                             Weighted
                                              Average         Weighted                          Weighted
       Range of             Number           Remaining         Average          Number          Average
    Exercise Prices     Outstanding at      Contractual       Exercise      Exercisable at      Exercise
       Per Share       March 31, 2002       Life (years)        Price       March 31, 2002       Price
--------------------- -----------------  -----------------  ------------   ----------------  -------------
$0.28   -  $0.94           330,635             7.78             $ 0.68          75,000          $ 0.60
$1.00   -  $2.80           417,713             9.07             $ 1.11          18,094          $ 1.82
$3.00   -  $4.25           128,188             6.87             $ 3.66          89,133          $ 3.79
$6.125  -  $7.50           140,422             7.52             $ 6.72          77,255          $ 6.71
$12.00  -  $12.52            4,250             4.75             $12.46           4,250          $12.46
                         ---------                                             -------
                         1,021,208             8.15             $ 2.11         263,732          $ 3.74
                         =========                                             =======

At March 31, 2001, options to purchase 350,264 shares of common stock were exercisable at a weighted average exercise price of $6.66.

The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement No. 123. Had compensation cost for the Option Plans been determined based on the fair market value at the grant date for the options granted in fiscal years 2002, 2001 and 2000, consistent with the provisions of Statement No. 123, the Company's net loss for such years would have been increased to the pro forma amounts indicated below:

                             SOURCINGLINK.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                  Years Ended March 31,
                                                   ------------------------------------------------------
                                                        2002                  2001                 2000
                                                   -----------           -----------          -----------
Net loss as attributed to common stockholders
- as reported                                      $  1,951,000          $  1,593,000         $  4,518,000
                                                   ============          ============         ============

Net loss as attributed to common stockholders
- pro forma                                        $  2,297,000          $  2,295,000         $  5,887,000
                                                   ============          ============         ============

Loss per share - as reported                       $      (0.24)         $      (0.20)        $      (0.67)
                                                   ============          ============         ============

Loss per share - pro forma                         $      (0.28)         $      (0.28)        $      (0.87)
                                                   ============          ============         ============

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years because additional option grants in future years are anticipated.

The fair values of options granted ranged from $0.25 to $1.10 in fiscal year 2002, from $0.39 to $6.10 in fiscal year 2001, and from $5.39 to $23.83 in fiscal year 2000. The fair value of option grants for the Option Plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                  2002              2001              2000
                               ----------        ----------        -----------
 Risk-free interest rate          4.70%             4.62%             6.18%
 Expected life                   5 years           5 years           5 years
 Expected volatility              135%              135%              132%
 Expected dividend yield          0.0%              0.0%              0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measurement of the fair value of its employee stock options.

Stock Purchase Plan

In May 1999, the company established its Employee Stock Purchase Plan ("the Employee Plan"). The Employee Plan permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The Company commenced offering shares under the Employee Plan in February 2000, and in the fiscal years ended March 31, 2002 and 2001, an aggregate of 11,027 and 8,330 shares, respectively, were issued under the plan for aggregate proceeds to the Company of approximately $7,000 and $27,000, respectively. At March 31, 2002, 105,643 shares are reserved for future issuance under the Employee Plan.

                             SOURCINGLINK.NET, INC.

6.  Income Taxes

The Company has paid no income tax to date other than Delaware and California minimum franchise tax due to net operating losses incurred. Deferred tax assets arise from both net operating loss carryforwards and differences between the timing of deductions for tax purposes and expense for financial accounting purposes. The components of deferred tax assets consist of the following at:

                                                                             March 31,
                                                 -----------------------------------------------------------------
                                                       2002                   2001                    2000
                                                 -----------------      ------------------      ------------------
Accrued expenses                                   $    196,000            $    280,000             $    108,000
Allowance for doubtful accounts receivable                2,000                  12,000                   10,000
Set up costs and product development
     Expenditures                                       360,000                 304,000                  257,000
Compensation related to stock options
     Granted                                              9,000                 191,000                  191,000
Property and depreciation                               (77,000)
Net operating loss carryforwards                      5,700,000               5,650,000                5,900,000
                                                 -----------------      ------------------      ------------------
Total deferred tax asset                              6,190,000               6,437,000                6,466,000

Valuation allowance                                  (6,190,000)             (6,437,000)              (6,466,000)
                                                 -----------------      ------------------      ------------------
     Net deferred tax asset                        $      -                $     -                  $     -
                                                 =================      ==================      ==================

A valuation allowance is provided due to the uncertainty surrounding the realization of the net deferred tax assets in view of the Company's not having achieved profitable operations.

At March 31, 2002, the Company has available net operating loss carryforwards for federal and state tax purposes of approximately $15,500,000 and $6,900,000, respectively. Federal and state net loss carryforwards will begin to expire if unused in 2011 and 2003, respectively.

At March 31, 2002, the Company has approximately $190,000 of federal research and development credit carryforwards, which begin to expire if unused in 2011, and $130,000 of state research and development credit carryforwards.

Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited due to changes in ownership of more than 50%.

The difference between the statutory U.S. federal income tax rate on loss before income taxes and the Company's effective tax rate is summarized as follows for fiscal years 2002, 2001 and 2000:

                             SOURCINGLINK.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                   Years Ended March 31,
                                 ------------------------------------------------------------------------------------------
                                      2002             %             2001            %             2000             %
                                 ---------------- ------------ ----------------- ----------- ----------------- ------------
Net loss                           $(1,951,000)                  $ (1,593,000)                 $ (4,518,000)
                                 ==============                ================              ================
Federal tax benefit at
 statutory rate                       (683,000)       35.0%          (558,000)       35.0%       (1,581,000)       35.0%


State and foreign taxes                758,000       (38.9%)          788,000       (49.4%)        (220,000)        4.9%

Warrant and option costs               164,000        (8.4%)         (171,000)       10.7%           -               -

Other                                    8,000        (0.4%)          (30,000)        1.9%          (24,000)        0.5%

Increase (decrease) in

  valuation allowance                 (247,000)       12.7%           (29,000)        1.8%        1,825,000       (40.4%)
                                 ---------------- ------------ ----------------- ----------- ----------------- ------------
Total provision                    $     -             -         $     -              -        $     -              -
                                 ================ ============ ================= =========== ================= ============

7.  Commitments

Operating Lease Obligations

The Company leases its offices and certain equipment under operating lease agreements expiring in fiscal year 2003. These agreements require the Company to pay taxes, insurance, and maintenance expenses. Rental expense was approximately $211,000, $210,000 and $162,000 for fiscal years 2002, 2001 and 2000, respectively.

The annual minimum rental commitments under all non-cancelable operating lease arrangements at March 31, 2002 are as follows:

Fiscal year ending March 31, 2003                                $112,000
                                                              ================

8.  Loss Per Share

Reconciliation of the numerator and denominator of both basic and diluted loss per share is as follows for fiscal years 2002, 2001 and 2000:

                                                                      Years Ended March 31,
                                                   ------------------------------------------------------------
                                                         2002                  2001                 2000
                                                   ------------------    ------------------   -----------------
Basic and diluted:
     Weighted average shares outstanding                8,175,000             8,067,000            6,766,000
                                                   ------------------    ------------------   -----------------

     Shares used in calculating per share amounts       8,175,000             8,067,000            6,766,000
                                                   ------------------    ------------------   -----------------

     Net loss attributed to common stockholders      $  1,951,000          $  1,593,000         $  4,518,000
                                                   ==================    ==================   =================

     Net loss per share attributed to common
     stockholders                                    $      (0.24)         $      (0.20)        $      (0.67)
                                                   ==================    ==================   =================

                             SOURCINGLINK.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At March 31, 2002 the Company had 1,021,208 options and 1,746,578 warrants outstanding to purchase shares of common stock compared to 711,471 options and 753,573 warrants outstanding at March 31, 2001 and 847,125 options and 768,824 warrants outstanding at March 31, 2000. These were not included in the computation of diluted earnings per share because inclusion of the options and warrants was anti-dilutive.

9.   Business Segment, Foreign Sales and Operations and Major Customers

The Company operates in a single industry segment and sells its hosted solutions and services primarily to the retail industry and its merchandise suppliers. The Company markets its solutions and services in the U.S. and foreign countries (mainly in Europe and Asia) through its sales organization and channel partnerships.

One customer headquartered in France represented 94%, 91% and 45% of revenues in fiscal years 2002, 2001 and 2000, respectively. In fiscal year 2000, a U.S.-based customer represented 13% of revenues.

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

                          FINANCIAL STATEMENT SCHEDULE
                     REQUIRED RULE BY 5-04 OF REGULATION S-X

                                   SCHEDULE II
                      VALUATION AND QUALIFICATION ACCOUNTS

                                                      ADDITIONS
                                              ------------------------
                              BALANCE AT      CHARGED TO       CHARGED                       BALANCE AT
                               BEGINNING       COSTS AND      TO OTHER                         END OF
        DESCRIPTION            OF PERIOD       EXPENSES       ACCOUNTS     DEDUCTIONS          PERIOD
        -----------            ---------       --------       --------     ----------          ------
Fiscal year ended
March 31, 2002

Provision for doubtful
    accounts receivable       $    30,000     $ 17,000               -     $  (42,000)      $     5,000
                              ===========     ========                     ==========       ===========

Deferred tax valuation
    allowance                 $ 6,437,000            -               -     $ (247,000)      $ 6,190,000
                              ===========                                  ==========       ===========

Fiscal year ended
March 31, 2001

Provision for doubtful
    accounts receivable       $    24,000     $ 20,000               -     $  (14,000)      $    30,000
                              ===========     ========                     ==========       ===========

Deferred tax valuation
    allowance                 $ 6,466,000            -               -     $  (29,000)      $ 6,437,000
                              ===========                                  ==========       ===========

                                  EXHIBIT INDEX

EXHIBIT #                          DESCRIPTION
---------                          -----------

  3.1 Amended and Restated Certificate of Incorporation of SourcingLink, as filed July 20, 1999 (incorporated by reference to Exhibit C to SourcingLink's definitive proxy materials filed with the Commission on June 17, 1999 - the "1999 Proxy Statement").

  3.2 Bylaws (incorporated herein by reference to Exhibit 28(viii) to Form 8-K filed November 22, 1994).

  10.1 Employment Agreement by and between SourcingLink and Dan Rawlings dated June 1, 2001 (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB filed August 14, 2001).*

  10.2 Consulting Agreement by and between SourcingLink and L.A. Delmonico Consulting, Inc. dated May 1, 1998 (incorporated herein by reference to Exhibit 10.2 to Form 10-KSB filed June 22, 1999).*

  10.4 Employment Agreement by and between SourcingLink and Gary Davidson dated April 30, 1999 (incorporated herein by reference to Exhibit 10.5 to Form 10-QSB filed November 16, 1999).*

  10.5 Stock Option Plan. (the "Stock Option Plan") (incorporated herein by reference to Exhibit 10.5 to Form 10-KSB filed June 22, 1999).*

  10.6 Form of Stock Option Agreement pertaining to the Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to Form 10-KSB filed June 22, 1999).*

  10.7 1997 Stock Option Plan, as amended (the "1997 Option Plan") incorporated herein by reference to Exhibit 10.7 to Form 10-KSB filed June 22, 1999).*

  10.8 Incentive Stock Option Agreement pertaining to the 1997 Option Plan (incorporated herein by reference to Exhibit 10.8 to Form 10-KSB filed June 22, 1999).*

  10.9 Nonstatutory Stock Option Agreement pertaining to the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to Form 10-KSB filed June 22, 1999).*

  10.10 Form of Indemnification Agreement for Officers and Directors of SourcingLink.net (incorporated herein by reference to Exhibit 10.10 to Form 10-KSB filed June 22, 1999).*

  10.13 1999 Stock Option Plan (incorporated by reference to Exhibit A to the 1999 Proxy Statement).*

  10.14 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the 1999 Proxy Statement).*

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

  10.18 Services Agreement dated March 29, 2000 between the Company and Carrefour, S.A. (incorporated herein by reference to Exhibit 10.18 to Form 10-K filed June 19, 2000) (portions omitted pursuant to a request for confidential treatment).

  10.19 Employment Agreement by and between SourcingLink and David Rowe dated October 19, 2001 (incorporated herein by reference to Exhibit 10.19 to Form 10-QSB filed February 14, 2002).*

21.1      Subsidiaries of the Registrant.

23.1      Consent of PricewaterhouseCoopers LLP

_______________

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 13(a) of Form 10-KSB.