Form 10QSB
period 2002-09-30
SOURCINGLINK NET INC
filed 2002-11-13
CIK 825517

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Shares of Common Stock outstanding as of November 4, 2002: 9,361,461 shares

SourcingLink.net, Inc.

PART I           FINANCIAL INFORMATION

Item 1             Financial Statements

SourcingLink.net, Inc.
Condensed Balance Sheets

	September 30, 2002	March 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,806,000	$2,934,000
Accounts receivable, net	66,000	61,000
Other current assets	111,000	105,000

Total current assets	1,983,000	3,100,000
Property and equipment, net	439,000	503,000
Other non-current assets	46,000	8,000

Total assets	$2,468,000	$3,611,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$738,000	$909,000
Deferred revenue	128,000	330,000

Total current liabilities	866,000	1,239,000

STOCKHOLDERS’ EQUITY
Common stock	9,000	9,000
Additional paid in capital	24,865,000	24,759,000
Accumulated deficit	(23,272,000)	(22,483,000)
Cumulative foreign currency translation adjustments	—	87,000

Total stockholders’ equity	1,602,000	2,372,000

Total liabilities and stockholders’ equity	$2,468,000	$3,611,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
Condensed Statements Of Operations
(Unaudited)

	Three months ended September 30,		Six months ended September 30,

	2002	2001	2002	2001

Revenue:
Professional services	$670,000	$865,000	$1,531,000	$1,809,000
Subscribers	49,000	7,000	94,000	27,000

	719,000	872,000	1,625,000	1,836,000

Cost of revenue:
Professional services	217,000	251,000	477,000	543,000
Subscribers	54,000	55,000	102,000	116,000

	271,000	306,000	579,000	659,000

Gross profit	448,000	566,000	1,046,000	1,177,000

Operating expenses:
Selling, general and administrative	802,000	1,119,000	1,616,000	1,878,000
Product development	162,000	205,000	319,000	380,000

Total operating expenses	964,000	1,324,000	1,935,000	2,258,000

Operating loss	(516,000)	(758,000)	(889,000)	(1,081,000)
Other income (expense), net	—	(9,000)	85,000	(16,000)
Interest income	6,000	26,000	15,000	64,000

Net loss	$(510,000)	$(741,000)	$(789,000)	$(1,033,000)

Net loss per share (basic and diluted)	$(0.05)	$(0.09)	$(0.08)	$(0.13)

Weighted average number of shares used in per share calculation (basic and diluted)	9,360,000	8,139,000	9,359,000	8,137,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(789,000)	$(1,033,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	208,000	155,000
Unrealized exchange (gain) loss	(1,000)	1,000
Gain recognition on accumulated foreign currency translation adjustments in connection with liquidation of a subsidiary	(86,000)	—
Changes in operating assets and liabilities - net	(316,000)	166,000

Net cash used in operating activities	(984,000)	(711,000)

Cash flows from investing activities:
Purchases of fixed assets	(144,000)	(168,000)
Purchases of short-term investments	—	(499,000)
Maturities of short-term investments	—	499,000

Net cash used in investing activities	(144,000)	(168,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,000

Net cash provided by financing activities	—	5,000

Effect of exchange rate changes on cash	—	(8,000)

Net decrease in cash and cash equivalents	(1,128,000)	(882,000)
Cash and cash equivalents, beginning of the period	2,934,000	4,076,000

Cash and cash equivalents, end of the period	$1,806,000	$3,194,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   Basis of presentation:

The interim condensed financial statements of SourcingLink.net, Inc. (“SourcingLink” or the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003.  The year-end balance sheet data at March 31, 2002 was derived from the audited financial statements.

Prior to July 1, 2002, the Company’s condensed financial statements include the accounts of SourcingLink.net, Inc. and its wholly owned subsidiary.  All significant intercompany transactions and account balances were eliminated in consolidation.  Effective June 30, 2002, the Company liquidated this non-operating subsidiary, and transferred the remaining assets and liabilities, which were not significant, to the Company.  As a result of this liquidation, a one-time gain of $98,000 was recognized in the first quarter of fiscal year 2003, of which $86,000 relates to recognition of accumulated foreign currency translation amounts.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2002.

2.   Capital resources:

At September 30, 2002, the Company had an accumulated deficit of $23,272,000.  For the six months ended September 30, 2002, the Company had a net loss of $789,000 and operating cash outflows of $984,000, and for the fiscal year ended March 31, 2002, the net loss was $1,951,000 and the operating cash outflows were $1,450,000.  Cash and cash equivalents at September 30, 2002 were $1,806,000.

With its contract with Carrefour S.A. of Paris, France, the Company has a base of recurring revenue that currently extends until the scheduled expiration of the contract on March 31, 2003.  This contract is currently generating a substantial majority of the Company’s revenue and cash flow, including 94% of revenues in fiscal year 2002, and 86% of revenues in the first six months of fiscal year 2003.  Management expects to supplement revenue from that contract with both additional services contracts as well as rollouts of MySourcingCenter™, the Company’s Internet-based merchandise sourcing solution, with retailers and their suppliers; however, there can be no assurance that such rollouts will take place.

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

Given the uncertainty of the Company’s ability to generate revenue and cash flow beyond March 31, 2003, there is a substantial doubt about the ability of the Company to continue as a going concern and there can be no assurance that the Company will retain its existing customers or obtain additional customers, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

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

Basic and diluted earnings (loss) per share are calculated as follows for the three and six months ended September 30, 2002 and 2001 (unaudited):

	Three months ended September 30,		Six months ended September 30,

	2002	2001	2002	2001

Basic and diluted:
Net loss	$(510,000)	$(741,000)	$(789,000)	$(1,033,000)

Weighted average shares outstanding for the period	9,360,000	8,139,000	9,359,000	8,137,000
Net loss per share	$(0.05)	$(0.09)	$(0.08)	$(0.13)

At September 30, 2002, the Company had 1,347,297 options and 1,746,578 warrants outstanding to purchase shares of common stock compared to 1,021,208 options and 1,746,578 warrants outstanding at March 31, 2002. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

4.   Comprehensive loss:

Comprehensive loss for the three months ended September 30, 2002 and 2001 was $510,000 and $744,000, respectively. For the six months ended September 30, 2002 and 2001 the comprehensive loss was $876,000 and $1,040,000, respectively.  The difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments. In the quarter ended June 30, 2002, the Company liquidated its non-operating subsidiary in France. Of the total $87,000 cumulative foreign currency translation adjustment recognized in fiscal year 2002, $86,000 resulted from gain recognition upon liquidation of this subsidiary, and there are no foreign currency translation adjustments subsequent to the liquidation.

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

Accumulated Losses

From SourcingLink’s inception in 1993 through September 30, 2002, we have incurred net losses of approximately $23.3 million, primarily as a result of costs to develop our technology, to develop and introduce our sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization.  Our prospects must be considered in light of our operating history, and the risks, expenses and difficulties frequently encountered by companies in the early stages of developing products and services designed for use on or with the Internet, particularly companies in such new, unproven and rapidly evolving markets.  Our limited operating history in such markets makes the prediction of future results of operations difficult or impossible and, therefore, we cannot assure you that we will grow or that we will be able to achieve or sustain profitability.  Our success is highly dependent on our ability to maintain our relationship with our main customer, Carrefour, and our ability to execute in a timely manner our sales and marketing plans, including the expansion of our customer base, of which no assurance can be made.  Additional factors in our success include, but are not limited to, the ability to raise additional capital, continued satisfactory performance under the Carrefour contract, and continued contributions of key management, consulting, development, and finance personnel, certain of whom would be difficult to replace.  The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on our business, operating results or financial condition.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates.  The following critical accounting policies, among others, affect the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.  The Company’s revenues are generated from fees for professional services and for subscriber access to and use of the Company’s hosted Internet solutions.  For professional services, the fees are based on labor and out-of-pocket expenses. For our hosted solutions, the fees consist of fixed annual subscription fees.  Subscriber revenues are recognized ratably over the period of subscription.  Revenues from professional services are recognized as the services are provided, in accordance with the terms of the related agreements.  Amounts received in advance of satisfying revenue recognition criteria are classified as deferred revenue.

Allowances.  Certain assets, including deferred income tax assets and accounts receivable, have allowances established when necessary to reduce the assets to the amounts expected to be realized.  Valuation allowances for deferred income tax assets are established under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” when necessary to reduce deferred tax assets to the amounts expected to be realized.  The allowance for doubtful accounts is based primarily on an evaluation of specific accounts where we have information that the customer may not meet its financial obligations.

Product Development.  All application development expenditures are expensed as incurred.  In March 2000, Emerging Issues Task Force (“EITF”) 00-2 “Accounting for Web Site Development Costs” was released. EITF 00-2 provides guidance on how an entity should account for costs involved in Web site development, including planning, developing software to operate the Web site, graphics, content, and operating expenses.  EITF 00-2 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000.  The Company adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with the Company’s Web site were recorded in accordance with EITF 00-2.  Development costs capitalized under EITF 00-2 are being amortized on the straight-line method over a period of two years.

Results of operations for the three and six months ended September 30, 2002 and 2001

Revenue. Total revenue for the three months ended September 30, 2002 decreased $153,000, or 18%, to $719,000, from $872,000 in the three months ended September 30, 2001.  Total revenue for the six-month period ended September 30, 2002 decreased $211,000, or 11%, to $1,625,000, from $1,836,000 in the six months ended September 30, 2001.  This includes a decrease in Professional Services revenues for the second quarter of $195,000, to $670,000 this year from $865,000 in last year’s second quarter, and a decrease for the six-month period of $278,000, to $1,531,000 this year from $1,809,000 for the same period one year ago.  The decrease in Professional Services revenue for both the three and six-month periods is due to the current lower level of activity on the Carrefour contract as compared to the higher level one year ago.  The decrease in revenue from the Carrefour contract was partially offset in the three and six-month periods by Professional Services work performed for non-Carrefour customers, primarily under our agreement with the WWRE, and by an increase in Subscriber revenue as compared to the comparable periods last year.

Subscriber revenue in this year’s second quarter increased $42,000, to $49,000 from $7,000 in last year’s second quarter.  For the six-month period ended September 30, 2002, Subscriber revenue increased by $67,000, to $94,000 from $27,000 one year ago.  For both the three and six-month periods, the increase in Subscriber revenue in fiscal 2003 is attributable to the rollout of MySourcingCenter™ with the Leroy Merlin International Purchasing Department.  Leroy Merlin is the second largest home improvement retailer in France and one of the largest in Europe.  This is the initial rollout of our MySourcingCenter™ product, and it was substantially completed in the fourth quarter of fiscal year 2002.  The related revenue is being recognized ratably over the periods of the subscriptions.   The Subscriber revenue in the prior fiscal year was primarily for use of an older desktop version of our solution, not our current MySourcingCenter™ product that was designed for the Internet.  This older version of our solution was discontinued entirely as of September 2001.

We are working with Leroy Merlin on its buyers’ use of MySourcingCenter™ with their merchandise suppliers.  We are also pursuing additional hardgoods retailers whose suppliers are considered prime candidates to adopt MySourcingCenter™.  As previously mentioned, we signed the WWRE contract in October 2001, to provide strategic sourcing services to the retail members of the exchange.  We have also successfully obtained and completed several smaller services projects for leading retailers as well as large suppliers to the retail market, and we continue to pursue other new retail customers for our Professional Services.

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

Cost of Revenue.  For the three months ended September 30, 2002, the cost of revenue decreased $35,000, or 11%, to $271,000 from $306,000 in the prior year’s three-month period.  For the six-month period, the cost of revenue decreased $80,000, or 12%, to $579,000 from $659,000 last year.  The decrease in the cost of revenue is primarily attributable to the lower level of Professional Services revenue in the current year’s three and six-month periods, and the associated reduction in the labor and other costs related to generating such revenue.

Total gross profit was nearly unchanged as a percent of sales.  For the quarter, total gross profit decreased $118,000 to $448,000, or 62% of revenue, from $566,000, or 65% of revenue, in the three months ended September 30, 2001.  In the first six months of fiscal 2003, total gross profit decreased $131,000 to $1,046,000 or 64% of revenue, from $1,177,000, also 64% of revenue, in the six months ended September 30, 2001.

Operating Expenses

Selling, General and Administrative Expenses.  In the current year’s second quarter, the Company’s selling, general and administrative expenses decreased by $317,000, or 28%, to $802,000 from $1,119,000 in the quarter ended September 30, 2001.  For the six month period ended September 30, 2002, selling, general and administrative expenses decreased $262,000, or 14%, to $1,616,000 from $1,878,000 in the same six months of the prior year.  The decrease in these expenses is primarily attributable to reductions in manpower and related expenses, due in part to cost reduction measures implemented in the fourth quarter of fiscal year 2002.  In addition, there was a reduction as compared to the prior year in incentive compensation expense, as well as costs related to marketing materials and activities.

After the end of the fiscal year 2003 second quarter, in order to retain its level of efficiency, remain competitive and more closely align its cost structure with the existing revenue base, certain organizational changes were implemented by the Company in connection with an overall reduction in its workforce.  As part of the Company’s reduction in its workforce, Dan Rawlings, the Company’s Chief Executive Officer, agreed to resign on mutually agreeable terms to pursue other opportunities.  Company founder and Chairman Marcel van Heesewijk was appointed Chief Executive Officer and Vice President of Sales, and Chief Financial Officer Gary Davidson was appointed to the additional role of Chief Operating Officer.

Product Development Expenses.  Product development expenses during the three months ended September 30, 2002 decreased by $43,000, or 21%, to $162,000 from $205,000 in the three months ended September 30, 2001.  For the six-month period, product development expenses decreased $61,000, or 16%, to $319,000 from $380,000 for the same period last year.  The decrease in product development expenses in the three and six-month periods is primarily due to lower labor and subcontract costs as compared to the prior year’s second quarter and first six months.  Such decrease was partially offset by an increase in depreciation and amortization expense, primarily related to the amortization of capitalized Web site development costs.

Other Income (Expense), net and Interest Income.  Through the prior sequential quarter, ended June 30, 2002, the principal components of other income (expense), net, were certain franchise taxes, and exchange gains or losses on foreign currency transactions with our subsidiary in France.  During the quarter ended June 30, 2002, we liquidated this non-operating subsidiary in order to reduce the related administrative costs.  As a result of this liquidation, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000.  Primarily as a result of this one-time gain, other income (expense), net was a gain of $85,000 in the six months ended September 30, 2002.  This compares to an expense of $16,000 in the six months ended September 30, 2001 when no such gain was present.  There was no other income (expense), net in the quarter ended September 30, 2002, and such amount was an expense of $9,000 in the same three-month period one year ago.  Interest income was $6,000 and $26,000 for the three months ended September 30, 2002 and 2001, respectively, and $15,000 and $64,000 for the six months ended September 30, 2002 and 2001, respectively.  The decrease in interest income is primarily attributable to the decrease in cash on-hand this year as compared to the prior year.

Income Taxes.  We recorded a net loss of $789,000 during the six months ended September 30, 2002, and we had net losses of $1.95 and $1.59 million in fiscal years 2002 and 2001, respectively.  Accordingly, no provision for income taxes was recorded in any of these periods.  As of September 30, 2002, we had net operating loss carryforwards for United States income tax purposes of approximately $16 million.  These losses expire at various dates between 2011 and 2023.  The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests.  A valuation allowance has been recorded for the tax benefit of our net operating loss carryforwards and deferred tax assets due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

We have incurred significant operating expenses related to our management, sales and marketing operations, to fund product development, provide general and administrative support, develop new strategic relationships, increase our Professional Services and support capabilities and improve our operational and financial systems.  We plan on incurring significant additional expenses of this nature, and if our revenues are not maintained or increased, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be larger than expected.

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2002 were $1.8 million, compared to $2.9 million at March 31, 2002.  Cash used in the six months ended September 30, 2002 and 2001 was $1,128,000 and $882,000, respectively.  Such cash usage in both periods is primarily attributable to cash used for operating activities.

In the six months ended September 30, 2002, our operating activities used cash of $984,000.  Our net loss for the six-month period was $789,000.  Non-cash items and changes in operating assets and liabilities resulted in a reduction in cash of $195,000, and consisted mainly of a decrease in accounts payable and accrued expenses, and gain recognition on cumulative foreign currency translation adjustments in connection with liquidation of a non-operating subsidiary of the Company.  These items were partially offset by depreciation and amortization expense.  The change in accrued expenses excludes $106,000 related to the issuance of options in the first quarter of this fiscal year for the purchase of common stock of the Company provided to certain employees in lieu of cash incentive compensation.  The reduction in accounts payable and accrued expenses is primarily related to payments on accruals related to end-of-year activities such as legal and audit fees for our annual report on Form 10-KSB and incentive compensation. Our investing activities consisted of the purchase of equipment and software totaling $144,000, of which the major component was the capitalization of Web site development costs.

In the six months ended September 30, 2001, our operating activities used cash of $711,000.  Our net loss for the six-month period was $1,033,000.  Non-cash items and changes in operating assets and liabilities resulted in increased cash of $322,000, and consisted mainly of a decrease in accounts receivable and depreciation and amortization expense, partially offset by a decrease in accounts payable and accrued expenses.  Our investing activities used cash of $168,000 for the purchase of equipment and software, primarily relating to the capitalization of Web site development costs.

In the fourth quarter of fiscal year 2002 and the first quarter of fiscal 2003, we reduced certain operating expenses to lower the rate of consumption of cash.  In order to retain our level of efficiency, remain competitive and more closely align our cost structure with our existing revenue base, we also implemented cost reduction measures subsequent to the end of the fiscal 2003 second quarter, primarily consisting of a reduction in the workforce.  As previously discussed, in connection with our reduction in the workforce, our former Chief Executive Officer, Dan Rawlings, agreed to resign on mutually agreeable terms to pursue other opportunities.  Severance payments expected to be incurred in the Company’s fiscal third quarter for Mr. Rawlings as well as for the reduction in the workforce amount to $156,000.

To the extent that our sources of cash flow permit, we plan to continue to invest in sales and marketing, management and product development of our solutions and services.  In the current fiscal year, ending

March 31, 2003, we have hired a salesperson with experience in enterprise solution sales to market and sell our products and services.  We expect to continue to use cash to fund such activities for the foreseeable future.  We expect to draw on our cash-on-hand as well as anticipated cash flow from sales to both existing and new customers to provide such funds.  In addition, we have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and we may exercise this right if the funds are needed at that time.

With the Carrefour contract, we have a base of recurring revenue that currently extends until its expiration on March 31, 2003.  This contract is currently generating a substantial majority of our revenue and cash flow.  We expect to supplement revenue from that contract with both additional services contracts as well as rollouts of MySourcingCenter™ with retailers and their suppliers.  These rollouts are anticipated to be in the form of private environments in which retailers can collaborate and source with their suppliers on a secure basis.  We have successfully completed a rollout of MySourcingCenter™ with the International Purchasing Department of Leroy Merlin, as previously discussed.  We believe we will successfully complete additional similar rollouts during the next twelve months, however, we cannot assure that such rollouts will take place.

The anticipated Carrefour and other services revenues and, in particular, MySourcingCenter™ rollouts are significant to our near-term sources of expected cash flow.  For revenue recognition purposes, MySourcingCenter™ subscriber revenue is recognized ratably over the period of subscription.  A significant assumption in our cash flow planning is that the cash from subscribers will be collected in full at the beginning of the 12-month subscription period.  However, this assumption may not prove accurate.  Based on our expectations of future cash flow from existing and new sources of revenue and callable common stock warrants, and the steps we have recently taken to further reduce our cost structure, we believe that our cash balances are sufficient to fund our operating needs for the next twelve months.  If we are unable to maintain our relationships with existing customers through and after March 31, 2003, or obtain expected new customers, then in order to fund operations during the next twelve months and beyond, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional capital through the sale of equity and/or debt.

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

Given the uncertainty of the Company’s ability to generate revenue and cash flow beyond March 31, 2003, there is a substantial doubt about the ability of the Company to continue as a going concern and there can be no assurance that the Company will retain its existing customers or obtain additional customers, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

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

We incurred a net loss of $789,000 in the first six months of fiscal year 2003, and net losses of $1,951,000 in fiscal 2002 and $1,593,000 in fiscal 2001. As of September 30, 2002, we had an accumulated deficit of approximately $23.3 million. While we expect the Carrefour contract will provide a total of $9 million of revenue over the three-year period ending March 31, 2003, we also expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. In addition, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur losses in upcoming financial quarters.

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

Given the uncertainty of the Company’s ability to generate revenue and cash flow beyond March 31, 2003, there is a substantial doubt about the ability of the Company to continue as a going concern and there can be no assurance that the Company will retain its existing customers or obtain additional customers, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

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

The Carrefour contract is scheduled to expire on March 31, 2003.  As mentioned above, this contract is currently generating a substantial majority of our revenue, and it is generating the substantial majority of our cash flow as well.  We plan to market our services and hosted solutions to generate new business from Carrefour and other new customers.  If the Carrefour contract is not extended, and if new business does not offset a reduction in funds from the expiration of the Carrefour contract, or in the event that management’s expectations of future operating results are not achieved, then to fund operations during the next twelve months, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional capital through the sale of equity and/or debt.  Given the uncertainty of the Company’s ability to generate revenue and cash flow beyond March 31, 2003, there is a substantial doubt about the ability of the Company to continue as a going concern and there can be no assurance that the Company will retain its existing customers or obtain additional customers, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

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

Our business would be seriously harmed if:

•	Use of the Internet, the Web and other online services does not increase or increases more slowly than expected;
•	The infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur;
•	The Internet, the Web and other online services do not create a viable commercial marketplace, inhibiting the development of Web-based commerce and reducing the need for our solution; or
•	Security risks and concerns deter the use of the Internet for conducting business.

Item 3.	Controls and Procedures

Within the 90 days prior to the date of this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Securities Exchange Act of 1934.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation.

PART II	OTHER INFORMATION

Item 4	Submiss ion of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Stockholders on July 23, 2002, at which time the following persons were elected as directors to serve until the next succeeding Annual Meeting of Stockholders or until their respective successors have been elected and qualified, or until their earlier resignation or removal:

	Number of Shares

	For	Withheld	Abstain

Marcel van Heesewijk	6,477,732	0	655
Daniel B. Rawlings	6,477,607	125	655
Johan A. Vunderink	6,477,732	0	655
Louis A. Delmonico	6,477,607	125	655

Item 6	Exhibits and Reports on Form 8-K

a.	Exhibits
The following documents are filed as part of this report:

10.20	Amendment No.2 to Bernardo Executive center Gross Office Lease dated August 20, 2002 between the Company and Bernardo Three Flags, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	Reports on Form 8-K

On August 22, 2002, the Company filed a Form 8-K announcing the delisting of its shares of common stock from the Nasdaq SmallCap Market effective August 22, 2002 and the eligibility of its shares of common stock to trade on the OTC Bulletin Board.

No other reports on Form 8-K were filed, or required to be filed, with the Securities and Exchange Commission during the quarter for which this report is filed.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2002	SOURCINGLINK.NET, INC.

	By:	/s/ GARY DAVIDSON

Gary Davidson, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Marcel Van Heesewijk, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of SourcingLink.net, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ MARCEL VAN HEESEWIJK

Marcel Van Heesewijk Chairman, Chief Executive Officer and Vice President of Sales (Principal Executive Officer)

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Gary J. Davidson, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of SourcingLink.net, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ GARY J. DAVIDSON

Gary J. Davidson Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)