Form 10QSB
period 2002-12-31
SOURCINGLINK NET INC
filed 2003-02-14
CIK 825517

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002.

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

Yes ☒	No ☐

Shares of Common Stock outstanding as of February 11, 2003: 9,363,461shares

SourcingLink.net, Inc.

PART I     FINANCIAL INFORMATION

Item 1        Financial Statements

SourcingLink.net, Inc.
Condensed Balance Sheets

	December 31, 2002	March 31, 2002

	(Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$1,341,000	$2,934,000
Accounts receivable, net	97,000	61,000
Other current assets	94,000	105,000

Total current assets	1,532,000	3,100,000
Property and equipment, net	341,000	503,000
Other non-current assets	46,000	8,000

Total assets	$1,919,000	$3,611,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$745,000	$909,000
Deferred revenue	119,000	330,000

Total current liabilities	864,000	1,239,000

STOCKHOLDERS' EQUITY
Common stock	9,000	9,000
Additional paid in capital	24,865,000	24,759,000
Accumulated deficit	(23,819,000)	(22,483,000)
Cumulative foreign currency translation adjustments	—	87,000

Total stockholders' equity	1,055,000	2,372,000

Total liabilities and stockholders' equity	$1,919,000	$3,611,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
Condensed Statements Of Operations
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,

	2002	2001	2002	2001

Revenue:
Professional services	$695,000	$1,001,000	$2,226,000	$2,810,000
Subscribers	46,000	10,000	140,000	37,000

	741,000	1,011,000	2,366,000	2,847,000

Cost of revenue:
Professional services	257,000	339,000	734,000	882,000
Subscribers	47,000	56,000	149,000	172,000

	304,000	395,000	883,000	1,054,000

Gross profit	437,000	616,000	1,483,000	1,793,000

Operating expenses:
Selling, general and administrative	795,000	1,021,000	2,411,000	2,899,000
Product development	183,000	194,000	502,000	574,000

Total operating expenses	978,000	1,215,000	2,913,000	3,473,000

Operating loss	(541,000)	(599,000)	(1,430,000)	(1,680,000)
Other income (expense), net	(9,000)	(11,000)	76,000	(27,000)
Interest income	3,000	16,000	18,000	80,000

Net loss	$(547,000)	$(594,000)	$(1,336,000)	$(1,627,000)

Net loss per share (basic and diluted)	$(0.06)	$(0.07)	$(0.14)	$(0.20)

Weighted average number of shares used in per share calculation (basic and diluted)	9,361,000	8,141,000	9,360,000	8,138,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,336,000)	$(1,627,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	307,000	244,000
Unrealized exchange (gain) loss	(1,000)	3,000
Loss on retirement of fixed assets	2,000	1,000
Gain recognition on accumulated foreign currency translation adjustments in connection with liquidation of a subsidiary	(86,000)	—
Changes in operating assets and liabilities, net	(332,000)	(133,000)

Net cash used in operating activities	(1,446,000)	(1,512,000)

Cash flows from investing activities:
Purchases of fixed assets	(147,000)	(251,000)
Purchases of short-term investments	—	(499,000)
Maturities of short-term investments	—	499,000

Net cash used in investing activities	(147,000)	(251,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,000

Net cash provided by financing activities	—	5,000

Effect of exchange rate changes on cash	—	(11,000)

Net decrease in cash and cash equivalents	(1,593,000)	(1,769,000)
Cash and cash equivalents, beginning of the period	2,934,000	4,076,000

Cash and cash equivalents, end of the period	$1,341,000	$2,307,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of presentation:

The interim condensed financial statements of SourcingLink.net, Inc. (“SourcingLink” or the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods.  The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003.  The year-end balance sheet data at March 31, 2002 was derived from the audited financial statements.

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

2.  Capital resources:

At December 31, 2002, the Company had an accumulated deficit of $23,819,000.  For the nine months ended December 31, 2002, the Company had a net loss of $1,336,000 and operating cash outflows of $1,446,000, and for the fiscal year ended March 31, 2002, the net loss was $1,951,000 and the operating cash outflows were $1,450,000.  Cash and cash equivalents at December 31, 2002 were $1,341,000.

The Company’s contract with Carrefour S.A. of Paris, France has provided SourcingLink with a base of recurring revenue over the last three fiscal years, and currently extends until the scheduled expiration of the contract on March 31, 2003.  This contract is currently generating a substantial majority of the Company’s revenue and cash flow, including 94% of revenues in fiscal year 2002, and 87% of revenues in the first nine months of fiscal year 2003.  Management expects to supplement revenue from that contract with both additional services contracts as well as rollouts of MySourcingCenter®, the Company’s Internet-based merchandise sourcing solution, with retailers and their suppliers; however, there can be no assurance that such rollouts will take place.

The Company has the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and management may exercise this right if the funds are needed at that time.  Based on management’s expectations of future cash flow from existing and new sources of revenue and these callable common stock warrants, management believes that the Company’s cash balances are sufficient to fund its operating needs through September 30, 2003.  As discussed above, the Carrefour contract currently generates a substantial majority of the revenue and cash flow of the Company, and is scheduled to expire on March 31, 2003.  If the Carrefour contract is not extended and if new business with either Carrefour or other existing or new customers does not offset a reduction in funds from the expiration of the Carrefour contract, then to continue to fund operations the Company would be required to either reduce operating spending significantly, which would materially and adversely affect its business, or raise additional equity and/or debt financing.

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

Basic and diluted earnings (loss) per share are calculated as follows for the three and nine months ended December 31, 2002 and 2001 (unaudited):

	Three months ended December 31,		Nine months ended December 31,

	2002	2001	2002	2001

Basic and diluted:
Net loss	$(547,000)	$(594,000)	$(1,336,000)	$(1,627,000)

Weighted average shares outstanding for the period	9,361,000	8,141,000	9,360,000	8,138,000
Net loss per share	$(0.06)	$(0.07)	$(0.14)	$(0.20)

At December 31, 2002, the Company had 817,795 options and 1,746,578 warrants outstanding to purchase shares of common stock compared to 1,021,208 options and 1,746,578 warrants outstanding at March 31, 2002. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

4.  Comprehensive loss:

Comprehensive loss for the three months ended December 31, 2002 and 2001 was $547,000 and $595,000, respectively. For the nine months ended December 31, 2002 and 2001 the comprehensive loss was $1,423,000 and $1,635,000, respectively.  The difference between comprehensive loss and net loss is the treatment of cumulative foreign currency translation adjustments. In the quarter ended June 30, 2002, the Company liquidated its non-operating subsidiary in France. Of the total $87,000 cumulative foreign currency translation adjustment recognized in fiscal year 2002, $86,000 resulted from gain recognition upon liquidation of this subsidiary, and there are no foreign currency translation adjustments subsequent to the liquidation.

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

Overview

SourcingLink provides comprehensive merchandise sourcing solutions for the retail industry.  Our Internet-based hosted solution, branded MySourcingCenter®, addresses the pre-order phase of business-to-business merchandise sourcing.  MySourcingCenter® provides immediate connectivity between retail merchandise buyers and their suppliers worldwide.  The solution organizes and automates a broad range of sourcing activities, improving productivity and reducing costs and buying lead-times.  Generally, this is accomplished with branded, private sourcing networks for each retailer, so that supplier relationships remain confidential.  For merchandise suppliers, MySourcingCenter® provides a sales tool to enhance existing trading relationships and reduce costs with electronic forms and online communications.  SourcingLink provides complementary enablement and strategic sourcing services for retail buyers and merchandise suppliers.  Strategic sourcing services involves a methodology and process for providing savings to retailers through auction-based trading events.  MySourcingCenter® enablement services include the training of buyers and suppliers on Internet-based business-to-business tools and exchanges to bring buyers and suppliers together in on-line environments.

In March 2000, we entered into a services contract with Paris, France-based Carrefour S.A. (the “Carrefour contract”).  The agreement with Carrefour, the world’s second largest retailer, provided that we would receive a minimum of $9 million for services performed over the three-year period ending March 31, 2003.  Under the Carrefour contract, we have assisted Carrefour with its implementation and use of Web-based trading exchange functionality and processes between its buyers and suppliers worldwide.  We currently expect that as of March 31, 2003 we will not have received the minimum contractual amount due for the three-year term of the Carrefour contract, and the anticipated balance due as a result of the shortfall is approximately $450,000. We are negotiating with Carrefour on an extension of the contract; however, if we are successful in obtaining such an extension, we believe that the resulting agreement will be substantially smaller in scope and duration than our current contract.  In October 2001 and August 2002, respectively, we entered into agreements with the WorldWide Retail Exchange (the “WWRE”), under which our professional services can be marketed jointly and sold by the WWRE to retail members of the exchange (the “WWRE contracts” or “WWRE contract”).  Work under the WWRE contracts is performed under project statements of work with either the WWRE or a member retailer, and to date we have been engaged in six projects with four different WWRE retailers.  In terms of membership, WWRE is the largest exchange in the retail industry with approximately 60 members around the globe, most of whom are large, international retailers.

The majority of our revenue is derived from services performed under the Carrefour contract.  We are actively pursuing retailers for our MySourcingCenter® solution, as well as additional customers for our Professional Services, including work with the WWRE and its member retailers.

Accumulated Losses

From SourcingLink’s inception in 1993 through December 31, 2002, we have incurred net losses of approximately $23.8 million, primarily as a result of costs to develop our technology, to develop and introduce our sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization.  Our prospects must be considered in light of our operating history, and the risks, expenses and difficulties frequently encountered by companies in the early stages of developing products and services designed for use on or with the Internet, particularly companies in such new, unproven and rapidly evolving markets.  Our limited operating history in such markets makes the prediction of future results of operations difficult or impossible and, therefore, we cannot assure you that we will grow or that we will be able to achieve or sustain profitability.  Our success is highly dependent on our ability to maintain our relationship with our main customer, Carrefour, and our ability to execute in a timely manner our sales and marketing plans, including the expansion of our customer base, of which no assurance can be made.  Additional factors in our success include, but are not limited to, the ability to raise additional capital, continued satisfactory performance under the Carrefour contract, and continued contributions of key management, consulting, development, and finance personnel, certain of whom would be difficult to replace.  The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on our business, operating results or financial condition.

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

Results of operations for the three and nine months ended December 31, 2002 and 2001

Revenue. Total revenue for the three months ended December 31, 2002 decreased $270,000, or 27%, to $741,000, from $1,011,000 in the three months ended December 31, 2001.  Total revenue for the nine-

month period ended December 31, 2002 decreased $481,000, or 17%, to $2,366,000, from $2,847,000 in the nine months ended December 31, 2001.  This includes a decrease in Professional Services revenues for the third quarter of $306,000, to $695,000 this year from $1,001,000 in last year’s third quarter, and a decrease for the nine-month period of $584,000, to $2,226,000 this year from $2,810,000 for the same period one year ago.  The decrease in Professional Services revenue for both the three and nine-month periods is primarily due to the current lower level of activity on the Carrefour contract as compared to one year ago.  In the nine-month period, the decrease in Professional Services revenue from the Carrefour contract was partially offset by increased year-to-date services work performed for non-Carrefour customers.  As discussed below, Subscriber revenue increased in both the three and nine-month periods as compared to the same periods last year, partially offsetting the decrease in Professional Services revenue in both periods.

Subscriber revenue in this year’s third quarter increased $36,000, to $46,000 from $10,000 in last year’s third quarter.  For the nine-month period ended December 31, 2002, Subscriber revenue increased by $103,000, to $140,000 from $37,000 one year ago.  For both the three and nine-month periods, the increase in Subscriber revenue in fiscal 2003 is attributable to the rollout of MySourcingCenter® with the Leroy Merlin International Purchasing Department.  Leroy Merlin is the second largest home improvement retailer in France and one of the largest in Europe.  This is the initial rollout of our MySourcingCenter® product, and it was substantially completed in the fourth quarter of fiscal year 2002.  The related revenue is being recognized ratably over the one-year period of the subscriptions.   The Subscriber revenue in the prior fiscal year was primarily for use of a desktop version of our solution that has been discontinued, not our current MySourcingCenter® product that is designed for the Internet.

We are working with Leroy Merlin on its buyers’ use of MySourcingCenter® with their merchandise suppliers.  We are also pursuing additional hardgoods retailers whose suppliers are considered prime candidates to adopt MySourcingCenter®.  As previously mentioned, we signed the WWRE contracts to provide strategic sourcing services to the retail members of the exchange.  We have recently begun work in a performance-based program under the WWRE contract.  We have also successfully obtained and completed several smaller services projects for large suppliers to the retail market, and we continue to pursue other new retail customers for our Professional Services.

Due to the Carrefour and WWRE contracts, we expect that Professional Services revenue will continue to comprise a significant portion of our overall revenue in our fiscal year ending March 31, 2003.  However, the Carrefour contract is scheduled to expire on March 31, 2003.  We are negotiating with Carrefour on an extension of the contract, but there is no assurance we will obtain such an extension.  If we are successful in obtaining an extension, we believe that the resulting agreement will be substantially smaller in scope and duration than the current Carrefour contract.  For MySourcingCenter® Subscriber revenue, our solution involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers thus increasing the difficulty of the sales and marketing task.  In addition, supplier adoption is generally linked to use of MySourcingCenter® by large retail companies as a branded, private sourcing network, which typically requires the approval of multiple parties and management levels within the retail organization, frequently resulting in lengthy sales and implementation cycles.

Cost of Revenue.  For the three months ended December 31, 2002, the cost of revenue decreased $91,000, or 23%, to $304,000 from $395,000 in the prior year’s three-month period.  For the nine-month period, the cost of revenue decreased $171,000, or 16%, to $883,000 from $1,054,000 last year.  The decrease in the cost of revenue is primarily attributable to the lower level of Professional Services revenue in the current year’s three and nine-month periods, and the associated reduction in the labor and other costs related to generating such revenue.

Total gross profit was nearly unchanged as a percent of sales.  For the quarter, total gross profit decreased $179,000 to $437,000, or 59% of revenue, from $616,000, or 61% of revenue, in the three months ended December 31, 2001.  In the first nine months of fiscal 2003, total gross profit decreased $310,000 to $1,483,000 or 63% of revenue, from $1,793,000, also 63% of revenue, in the nine months ended December 31, 2001.

Operating Expenses

Selling, General and Administrative Expenses.  In the current year’s third quarter, the Company’s selling, general and administrative expenses decreased by $226,000, or 22%, to $795,000 from $1,021,000 in the quarter ended December 31, 2001.  For the nine-month period ended December 31, 2002, selling, general and administrative expenses decreased $488,000, or 17%, to $2,411,000 from $2,899,000 in the same nine months of the prior year.  The decrease in these expenses is primarily attributable to reductions in manpower and related expenses, due in part to cost reduction measures implemented in the fourth quarter of fiscal year 2002.  In addition, there was a reduction as compared to the prior year in incentive compensation expense, as well as costs related to marketing materials and activities.

During the fiscal year 2003 third quarter, in order to retain its level of efficiency, remain competitive and more closely align its cost structure with the existing revenue base, certain organizational changes were implemented by the Company in connection with an overall reduction in its workforce.  As part of the Company’s reduction in its workforce, Dan Rawlings, the Company’s Chief Executive Officer, resigned on mutually agreeable terms to pursue other opportunities.  Company founder and Chairman Marcel van Heesewijk was appointed Chief Executive Officer and Vice President of Sales, and Chief Financial Officer Gary Davidson was appointed to the additional role of Chief Operating Officer.  One-time charges of $156,000 were incurred in the third quarter in connection with the workforce reduction.

Product Development Expenses.  Product development expenses during the three months ended December 31, 2002 decreased by $11,000, or 6%, to $183,000 from $194,000 in the three months ended December 31, 2001.  For the nine-month period, product development expenses decreased $72,000, or 13%, to $502,000 from $574,000 for the same period last year.  The decrease in product development expenses in the three and nine-month periods is primarily due to lower labor and subcontract costs as compared to the prior year’s third quarter and first nine months.  Such decrease was partially offset by an increase in depreciation and amortization expense, primarily related to the amortization of capitalized Web site development costs.

Other Income (Expense), net and Interest Income.  Through the quarter ended June 30, 2002, the principal components of other income (expense), net, were certain franchise taxes, and exchange gains or losses on foreign currency transactions with our subsidiary in France.  During the quarter ended June 30, 2002, we liquidated this non-operating subsidiary in order to reduce the related administrative costs.  As a result of this liquidation, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000.  Primarily as a result of this one-time gain, other income (expense), net was a gain of $76,000 in the nine months ended December 31, 2002.  This compares to an expense of $27,000 in the nine months ended December 31, 2001 when no such gain was present.  For the three-month periods, other income (expense), net was an expense of $9,000 in the quarter ended December 31, 2002, and an expense of $11,000 in the quarter ended December 31, 2001.  Interest income was $3,000 and $16,000 for the three months ended December 31, 2002 and 2001, respectively, and $18,000 and $80,000 for the nine months ended December 31, 2002 and 2001, respectively.  The decrease in interest income is primarily attributable to the decrease in our cash balance this year as compared to the prior year.

Income Taxes.  We recorded a net loss of $1,336,000 during the nine months ended December 31, 2002, and we had net losses of $1,951,000 and $1,593,000 in fiscal years 2002 and 2001, respectively.  Accordingly, no provision for income taxes was recorded in any of these periods.  As of December 31, 2002, we had net operating loss carryforwards for United States income tax purposes of approximately $16,500,000.  These losses expire at various dates between 2011 and 2023.  The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests.  A valuation allowance has been recorded for the tax benefit of our net operating loss carryforwards and deferred tax assets due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

Fluctuations in Quarterly Operating Results

Our quarterly operating results have varied in the past and will likely vary in the future.  We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance.  If our subscription revenue increases as a percentage of our total revenue, we expect the quarter-to-quarter results to be more meaningful.  Our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters.  Our failure to meet these expectations would likely adversely affect the market price of our common stock.

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

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2002 were $1,341,000 million, compared to $2,934,000 million at March 31, 2002.  Cash used in the nine months ended December 31, 2002 and 2001 was $1,593,000 and $1,769,000, respectively.  Such cash usage in both periods is primarily attributable to cash used for operating activities.

In the nine months ended December 31, 2002, our operating activities used cash of $1,446,000.  Our net loss for the nine-month period was $1,336,000.  Non-cash items and changes in operating assets and liabilities resulted in a reduction in cash of $110,000, and consisted mainly of a decrease in accounts payable, accrued expenses and deferred revenue, and gain recognition on cumulative foreign currency translation adjustments in connection with liquidation of a non-operating subsidiary of the Company.  These items were partially offset by depreciation and amortization expense.  The change in accrued expenses excludes $106,000 related to the issuance of options in the first quarter of this fiscal year for the purchase of common stock of the Company provided to certain employees in lieu of cash incentive compensation.  The reduction in accounts payable and accrued expenses is primarily related to payments on accruals related to end-of-year activities such as legal and audit fees for our annual report on Form 10-KSB and incentive compensation. The decrease in deferred revenue is due to subsequent recognition of an advance payment for services at March 31, 2002, and the amortization into income of annual subscription payments from supplier customers of our hosted MySourcingCenter® software application, which were received primarily in the fourth quarter of fiscal year 2002 and the first quarter of the current fiscal year.  Our investing activities consisted of the purchase of equipment and software totaling $147,000, of which the major component was the capitalization of Web site development costs.

In the nine months ended December 31, 2001, our operating activities used cash of $1,512,000.  Our net loss for the nine-month period was $1,627,000.  Non-cash items and changes in operating assets and liabilities resulted in increased cash of $115,000, and consisted mainly of depreciation and amortization expense, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.  Our investing activities used cash of $251,000 for the purchase of equipment and software, primarily relating to the capitalization of Web site development costs.

In the fourth quarter of fiscal year 2002 and the first quarter of fiscal 2003, we reduced certain operating expenses to lower the rate of consumption of cash.  In order to retain our level of efficiency, remain competitive and more closely align our cost structure with our existing revenue base, we also implemented cost reduction measures during the fiscal 2003 third quarter, primarily consisting of a reduction in the workforce.  As previously discussed, in connection with our reduction in the workforce, our former Chief Executive Officer, Dan Rawlings, resigned on mutually agreeable terms to pursue other opportunities.  Severance amounts incurred by the Company during the quarter for Mr. Rawlings as well as for the reduction in the workforce totaled $156,000.

To the extent that our sources of cash flow permit, we plan to continue to invest in sales and marketing, management and product development of our solutions and services.  In the current fiscal year, ending March 31, 2003, we have hired a salesperson with experience in enterprise solution sales to market and sell our products and services.  We expect to continue to use cash to fund such activities for the foreseeable future.  We expect to draw on our cash-on-hand as well as anticipated cash flow from sales to both existing and new customers to provide such funds.  In addition, we have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and we may exercise this right if the funds appear to be needed at that time.

The Carrefour contract has provided a base of recurring revenue over the last three fiscal years, and currently extends until its expiration on March 31, 2003.  This contract is currently generating a substantial majority of our revenue and cash flow.  We expect to supplement revenue from that contract with both additional services contracts as well as rollouts of MySourcingCenter® with retailers and their suppliers.  These rollouts are anticipated to be in the form of private environments in which retailers can collaborate and source with their suppliers on a secure basis.  We have successfully completed a rollout of MySourcingCenter® with the International Purchasing Department of Leroy Merlin, as previously discussed.  We believe we will successfully complete additional similar rollouts during the next twelve months, however, we cannot assure that such rollouts will take place.

The anticipated Carrefour and other services revenues and, in particular, MySourcingCenter® rollouts are significant to our near-term sources of expected cash flow.  MySourcingCenter® subscriber revenue is recognized ratably over the period of subscription.  A significant assumption in our cash flow planning is that the cash from subscribers will be collected in full at the beginning of the 12-month subscription period.  However, this assumption may not prove accurate.  Based on our expectations of future cash flow from existing and new sources of revenue and callable common stock warrants, and the steps we have recently taken to further reduce our cost structure, we believe that our cash balances are sufficient to fund our operating needs through September 30, 2003.  If we are unable to maintain our relationships with existing customers through and after March 31, 2003, or obtain expected new customers, then in order to continue to fund operations, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional capital through the sale of equity and/or debt.

The Carrefour contract, which calls for an aggregate three-year minimum of $9 million of fees, is scheduled to expire on March 31, 2003.  As discussed above, this contract is now generating a substantial majority of our revenue and cash flow. We currently expect that as of March 31, 2003 we will not have received the minimum contractual amount due for the three-year term of the Carrefour contract, and the anticipated balance due as a result of the shortfall is approximately $450,000. We are negotiating with Carrefour on an extension of the contract; however, if we are successful in obtaining such an extension, we believe that the resulting agreement will be substantially smaller in scope and duration than our current contract.  If the Carrefour contract is not extended and if new business with either Carrefour or other existing or new customers does not offset a reduction in funds from the expiration of the Carrefour contract, then in order to continue to fund operations, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional equity and/or debt financing.

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

We incurred a net loss of $1,336,000 in the first nine months of fiscal year 2003, and net losses of $1,951,000 in fiscal 2002 and $1,593,000 in fiscal 2001. As of December 31, 2002, we had an accumulated deficit of approximately $23.8 million. With the three-year, $9 million Carrefour contract scheduled to be completed on March 31, 2003, we expect to derive a portion of our future revenues from subscription fees of our Internet sourcing solution, which is based on an unproven business model. In addition, we expect to incur significant sales and marketing, product development, and general and administrative expenses. As a result, we expect to incur losses in upcoming financial quarters.  If management’s plans for future sales are achieved, then management believes that the Company will reach a cash flow breakeven level during its fiscal year 2005.

We have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock in March 2003, which would provide up to $325,000 of equity capital, and we may exercise this right if the funds are needed at that time.  We believe that current cash balances, together with cash flows from existing and new hosted solutions and Professional Services agreements and callable stock warrants, will be sufficient to fund our operations through September 30, 2003.  However, in the event that our expectations of future operating results are not achieved, or in the event that we are unable to maintain our relationships with existing customers, then we may be required to reduce expenditures significantly to enable current cash reserves to continue to fund operations, which would materially and adversely affect our business, or to raise additional capital through the sale of equity and/or debt to sustain operations.

The Carrefour contract, which calls for an aggregate three-year minimum of $9 million of fees, is scheduled to expire on March 31, 2003.  This contract has generated a substantial majority of our revenue and cash flow in fiscal years 2003, 2002 and 2001. We currently expect that as of March 31, 2003 we will not have received the minimum contractual amount due for the three-year term of the Carrefour contract, and the anticipated balance due as a result of the shortfall is approximately $450,000.

We are negotiating with Carrefour on an extension of the contract; however, if we are successful in obtaining such an extension, we believe that the resulting agreement will be substantially smaller in scope and duration than our current contract.  If the Carrefour contract is not extended and if additional business with either Carrefour or other existing or new customers does not replace the level of funds previously received under the Carrefour contract, then to continue to fund operations, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise additional equity and/or debt financing.

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

Lack of Listing on an Exchange or on the Nasdaq System; Restrictions on Our Stock

Our Common Stock is neither listed on any exchange nor on the Nasdaq System.  Our Common Stock is reported on the OTC Bulletin Board.  Because our shares are not listed on the Nasdaq System, they are subject to the regulations regarding trading in “penny stocks” which are those securities trading for less than $5.00 per share.  The following is a list of the primary restrictions on the sale of penny stocks:

•

Prior to the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks.  To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition and investment experience and objectives.  Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding.

•	A broker-dealer must obtain from the purchaser a written agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”
•

The Exchange Act requires that prior to effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment.  These disclosure rules are applicable to both purchases and sales by investors.

•	A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

As a result of our securities not being listed on an exchange or the Nasdaq System and the rules regarding penny stock transactions, your ability to convert shares of our Common Stock into cash or to sell to a third party may be very limited.  We make no guarantee that our current market-makers will continue to make a market in our securities, or that any market for our securities will continue.

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

Our largest customer, Carrefour, accounts for a substantial majority of our revenues.  We may not be able to retain our key customers, including Carrefour, or retail customers using MySourcingCenter® may decrease their commitment to require their suppliers to use our solution.  Specifically, due to Carrefour’s participation in GlobalNetXchange, we may not have the opportunity to market to its suppliers in combination with Carrefour.  We may be unable to adequately perform the required services under our contract with Carrefour.  Any substantial decrease or delay in sales to suppliers of one or more of our key retail customers, or sales of services to a key customer, including Carrefour, could harm our sales or financial results.

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

We currently plan to expand the number of services projects and the geographic scope of our services customer base and operations. These activities will result in substantial demands on our management resources. Our ability to compete effectively and to manage any future expansion of our services and operations will require us to continue to improve our financial and management controls, reporting systems, project management and procedures on a timely basis, and expand, train and manage our employee work force. We may encounter difficulties in transitioning and expanding our business in the services area, and our personnel, systems, procedures and controls may be inadequate to support our future operations.

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

Dated: February 14, 2003	SOURCINGLINK.NET, INC.

	By:	/s/ GARY DAVIDSON

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

Date: February 14, 2003

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

Date: February 14, 2003
/s/ GARY J. DAVIDSON

Gary J. Davidson Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)