Form 10KSB
period 2003-03-31
SOURCINGLINK NET INC
filed 2003-06-25
CIK 825517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-28391

SOURCINGLINK.NET, INC.

(Name of small business Issuer as specified in its charter)

DELAWARE

(State or other jurisdiction of

incorporation or organization)

98-0132465

(IRS Employer Identification Number)

16855 WEST BERNARDO DRIVE, SUITE 260, SAN DIEGO, CALIFORNIA 92127

(Address of Principal Executive Offices)

(858) 385-8900

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value per share

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Issuer’s revenues for the fiscal year ended March 31, 2003 were $3,280,000.

The aggregate market value of the Common Stock of the Issuer held by non-affiliates of the Issuer on May 31, 2003, based on the closing price at which the Common Stock was sold on the OTC Bulletin Board as of May 31, 2003, was $468,173.

The number of shares of the Issuer’s Common Stock, par value $0.001 per share, outstanding as of May 31, 2003 was 9,363,461.

Transitional Small Business Disclosure Format:  ☐  YES  ☒  NO

Exhibit Index and Exhibits	(Attached to this Report on Form 10-KSB)

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Certain statements contained in this Report, including, without limitation, statements containing the words “may,” “will,” “believes,” “anticipates,” “plans,” “seeks,” “expects” or the negative or other variations thereof or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SourcingLink to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption “Risks Related to Our Business” elsewhere in Item 1 of this Report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SourcingLink disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Our Company

SourcingLink provides comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based, hosted solutions for the pre-order phase of business-to-business merchandise procurement enable retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities by locating and connecting directly with their retail merchandise suppliers around the globe. As opposed to traditional enterprise resource planning providers who largely address the post-order process, our solution is focused on the pre-order merchandise procurement process of buyers and suppliers. To date, much of the communications between retailers and merchandise suppliers for pre-order merchandise procurement have largely been carried out through paper-based systems, telephone calls, faxes, courier services or travel and personal visits. This traditional process is time consuming, labor intensive and results in low productivity for both the retailer and merchandise supplier. Our solution, branded MySourcingCenter®, provides an online location for search, display and comparison functions, and links and manages the data and communications between retailers and merchandise suppliers in industry-specific private environments, organizing and automating sourcing, or pre-order merchandise procurement activities, over the Internet.

For merchandise suppliers, MySourcingCenter® provides a sales tool to enhance product marketing, as well as a means to reduce costs with electronic forms and online communications.

Our professional services, which we call our Strategic Sourcing Services, enable our customers to implement Internet-based electronic negotiations, or eSourcing, solutions. We provide these Strategic Sourcing Services to both the retail and consumer packaged goods, or CPG, industries. Our primary service offering is comprehensive, hands-on buyer auction programs, which encompass assessment, savings delivery and training aimed at optimizing autonomous, best-in-class auction processes within the buying organization. Additional services include buyer and supplier training on Internet-based business-to-business tools and exchanges, project management for buyer implementations of eSourcing solutions, and other related services. For online, real-time buyer auctions, we have assisted buyers worldwide to conduct over 3,000 auctions resulting in savings percentages ranging from 5% to 30%.

Overview

SourcingLink was founded in 1993 in France by Marcel van Heesewijk, our Chairman and Chief Executive Officer, to develop desktop software that would enable retailers to manage their sourcing, or pre-order merchandise procurement activities, and logistics over a private network. Concurrent with our formation, we established a relationship with Paris, France-based Carrefour S.A. (today the second largest retailer in the world) that enabled us to develop a thorough knowledge of the systems, processes and forms required by retailers and their merchandise suppliers to effectively source merchandise on a global basis. In 1994, we merged with a publicly-held corporation in the U.S. as a means of raising capital to further develop our business, and reincorporated the Company in Delaware. We also moved our headquarters from France to California. By the end of 1994, we had successfully developed proprietary desktop software solutions that enabled retailers to transact sourcing and logistics activities over a private network.

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

One of the retailers implementing our Web-enabled solution was Paris, France-based Promodes, a large, European operator of hypermarkets. At the end of calendar 1999, Promodes was acquired by Carrefour, also of Paris, France. Shortly thereafter, in February 2000, Carrefour announced that it, along with Sears, Roebuck & Co. and Oracle Corporation, were going to form a new company, GlobalNetXchange, or GNX, for the purpose of connecting electronically and facilitating certain merchandise buying activities with suppliers worldwide. We subsequently signed a contract with Carrefour in March 2000 that included $9 million for services to be provided over a three-year period, the “Carrefour contract,” terminating a previous agreement we had with Carrefour. The services called for in the contract were related to assisting Carrefour with its implementation of GNX functionality and processes. We have received payment from Carrefour of the full amount of $9 million for services as of May 2003, and we are completing our services work under the contract for no additional charge over the first part of fiscal 2004.

With the former Promodes’ buying offices combined into Carrefour’s buying offices, the number of former Promodes suppliers subscribing to our Web-enabled product decreased. Over calendar 2000 and 2001, we moved our Internet solution to a Microsoft, Web-enabled relational database platform, including the use of XML technology. We have branded this solution “MySourcingCenter®.” We subsequently phased-out our prior, Web-enabled desktop sourcing and logistics products to focus on MySourcingCenter®.

Soon after the formation of GNX, a competing exchange that is also comprised of major retailers was formed. This exchange is called the WorldWide Retail Exchange, or WWRE. Both WWRE and GNX provide broad functionality via their exchange and supply chain management platforms, generally on a public basis. In October 2001, we signed an agreement with WWRE for the joint marketing and sales of our Strategic Sourcing Services to retail members of the exchange. We signed an additional agreement with the WWRE in August 2002, expanding our opportunity and providing a larger role for our services with the WWRE and its members.

Based on the developments described above, we are approaching the retail industry with MySourcingCenter® in a manner that addresses a market need for cost-effective, non-public connectivity between retailers and their domestic and international supplier base. We have tailored our Internet product as branded, private sourcing networks that permit retailers and their merchandise suppliers to exchange pre-order sourcing information in a secure environment. We employ proprietary methodologies to roll out the program with buyers and their suppliers, and we can transfer electronic data directly into the in-house systems of retailers. Due to our position in the pre-order phase of merchandise procurement, our market making and supplier enablement services, and our private networks, we believe we are complementary to the GNX and WWRE exchanges, and provide a valuable service to their members as well as to non-member retailers and suppliers.

To date, we are working with France-based Leroy Merlin (the second largest home improvement company in France and one of the largest in Europe) with MySourcingCenter®, and with Carrefour in completion of the Carrefour contract as well as with several international retailers through our channel partnership with the WWRE for our professional services. We are also in discussions with various additional retailers regarding evaluations of our branded, private sourcing networks and our Strategic Sourcing Services.

Current Product and Services

MySourcingCenter®. MySourcingCenter® is an online sourcing solution for finding, displaying, comparing and negotiating the purchase of products, thereby saving time and money in the pre-order phase of merchandise procurement. It is comprehensive and Internet-based, featuring supplier and product databases, negotiation tools, comparison tools, standardized electronic forms for streamlined document exchange, product catalogs and an import/export function to integrate with existing back office systems. It is designed to replace current paper-based one-to-one communications between buyers and suppliers, while also providing one-to-many searches and data exchange for all subscribers. Because MySourcingCenter® is accessed by a standard Web-browser, it requires no customer-installed software. Subscription is based on a low-cost fixed periodic fee, so there are no transaction-based charges.

A key aspect of our online solution is our methodology for rolling out MySourcingCenter® to a retailer’s supplier base and achieving a high percentage of connectivity between the retailer and its suppliers. While retailers desire a high percentage of participation from their suppliers, the retailers typically have not attempted to perform the work of communicating the program and training the suppliers on their use of an online solution. Software solution companies and the retail exchanges likewise do not currently perform that services element. As a solution provider that also has demonstrated a successful methodology for achieving the desired percentage of supplier connectivity with the retailer, SourcingLink is fulfilling a key market need.

We provide our customers with a complete turnkey solution including project management for buyer rollout, and both online and global help desk support for buyers and suppliers. All of the underlying software resides outside of customer firewalls in a secure, third party co-location facility. This centrally managed application approach, along with XML technology, enables retailers and merchandise suppliers to meet each other’s specific information requirements without customizing the information being transmitted. It also ensures compatibility with a large number of proprietary systems.

Reporting and forms are standardized for suppliers, and standard forms are also available for retailers. The data is automatically tailored to the type of product being negotiated. In addition, we will map standard supplier data to any forms specification the retailer may have, providing a customized display to meet the requirements of any retailer.

Professional Services

We provide professional services in the area of Internet-based pre-order merchandise procurement. We call these our Strategic Sourcing Services. We have assisted retailers in the conduct of hundreds of online real-time negotiation events, and trained buying organizations to become autonomous in conducting such events. We conduct buyer and supplier training on business-to-business tools and exchanges. Related to our solutions, we provide project management for retailer implementations of MySourcingCenter®. Our project management staff assists the retailer with all phases of the implementation process. This includes planning, buyer training, rollout to suppliers and access to the help desk. For suppliers, there is both online help and global help desk support. We also provide other strategic sourcing services primarily related to the Internet-based merchandise procurement process.

SourcingLink has provided services to Carrefour under a three-year, $9 million contract that began on April 1, 2000. We are completing the services under this contract in the first part of fiscal 2004. As of May 2004, SourcingLink has received payment in full under the Carrefour contract for the services rendered and to be rendered through the first part of fiscal 2004. We also provide services to the WorldWide Retail Exchange and certain of its members under agreements for which specific projects with the Exchange may be added from time to time pursuant to separate statements of work, or more recently under direct agreements with member retailers, in conjunction with the Exchange. We are exploring opportunities to expand these services with other members of the retail exchanges and independent retailers that may need similar training and assistance, as well as with large suppliers or with other manufacturers that can take advantage of the benefits that strategic sourcing can provide.

Customers

We have targeted our Internet solutions at hardgoods industry retailers and their merchandise suppliers. To date, MySourcingCenter® has been rolled-out enterprise-wide at the international purchasing department of France-based Leroy Merlin (the second largest home improvement company in France and one of the largest in Europe). We are also in discussions with various additional retailers regarding evaluations of our pre-order merchandise procurement solution.

Under the Carrefour contract, we have provided services to assist Carrefour with various aspects of sourcing merchandise over the Internet. The services under this contract have already been fully-paid for and will be completed in the first part of fiscal 2004. In October 2001, we signed an agreement with WWRE, the “WWRE contract,” under which our professional services can be marketed jointly and sold by the WWRE to retail members of the exchange. In terms of membership, WWRE is the largest exchange in the retail industry with approximately 60 members around the globe.

Work under the WWRE contract is performed under statements of work for the various projects that arise. To date we have provided such services to several of WWRE’s international retail members. We have also provided services to several large manufacturing companies that supply goods to retailers. These suppliers are referred to as consumer packaged goods, or CPG, companies. We will explore opportunities to expand our consulting services with other members of retail exchanges, as well as with retailers that are not members of exchanges and large CPG companies or other manufacturers that can benefit from strategic sourcing services.

Sales and Marketing

We have been and expect that we may continue to direct a portion of our sales and marketing efforts for MySourcingCenter® to developing reference accounts in retail hardgoods sectors. Our focus is on the creation of retailer-branded, private sourcing networks and programs for the related electronic interchange, or “on-boarding” of supplier data to retailer systems. “On-boarding” is a key aspect of our marketing approach and includes the ability for retailers to feed internal or other systems once they have supplier data and sourcing activities in electronic form that complies with industry standards. A second key marketing factor is our demonstrated methodology for rolling out a program to the supplier base of the retailer in such a way that desired percentages of supplier participation are achieved.

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

The planned pricing structure for MySourcingCenter® offers merchandise suppliers the benefits of a low-cost annual subscription. The up-front cost to implement our solution is limited to connectivity to the Internet, mapping and forms specifications, creation of electronic catalogs and training. Thereafter, subscribing merchandise suppliers can display company and product information, offer goods and negotiate with the retailer in the retailer’s branded, private environment. Documents are automatically mapped to the retailer’s specifications, and online negotiations replace costly and time-consuming paper-based or telephone communications. In addition, retailers can feed this electronic supplier information directly into their in-house systems.

We are marketing our Strategic Sourcing Services to retailers involved in industry exchanges as well as to independent retailers and CPG companies, and we expect to continue marketing specific proprietary application functionality and professional services to industry exchanges to broaden their offerings.

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

The software architecture of our solution is a relational database that includes online member profiles, policies and procedures, user authentication and controlled access (via secure login and password procedures), messaging, workflow and negotiation management, and the ability to selectively share databases of product information such as forms and catalogs. It supports industry standard protocols such as HTTP, HTTPS, and SMTP. Our current version, named MySourcingCenter®, is built with the Microsoft Windows Distributed Internet Applications architecture and Microsoft SQL Server 7.0 technology and was designed specifically for the Web.

Our solution contains the highest level of security permitted by U.S. export laws to ensure the secure transmission of information among multiple trading partners. We use Secure Socket Layer, or SSL, an Internet security technology, to ensure secure transmission of all electronic forms and catalogs. User information is encrypted to provide a high degree of security. Our employees do not have access to user information, except as necessary to perform customer service and accounting functions.

We currently maintain our servers in the Southern California region at a hardened, tier-one data center of Qwest Communications International, Inc., one of the world’s largest Web hosting companies.

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

Product Development

Our development organization is focused on developing and enhancing our core sourcing solution, named MySourcingCenter®. The development group is supported by our quality assurance group which implements a process designed to identify defects throughout the entire development cycle.

We entered into an agreement with Microsoft Corp. in January 2000 under which we moved our solutions to a Microsoft technology platform and foundation. We maintained the functionality of our solution while making it significantly faster with a better user interface including improved ease of use, navigation, consistency and look and feel. We also intend to make extensive use of XML to facilitate integration with our customers’ in-house, back-office systems.

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

The competitors to our Internet solution business include traditional application providers that have extended their connections over the Internet, or may in the future, and new Internet companies that are focused on trading exchanges that allow merchandise buyers and sellers to access each other on channels within new or existing portals. Companies that are owned primarily by retailers, such as GlobalNetXchange and WorldWide Retail Exchange, are designed to provide collaborative planning and forecast requirements, auction capabilities, and other electronic connectivity for the retailer owners and their merchandise suppliers and may provide substantial competition in the retail marketplace. Companies such as FreeMarkets, Inc. provide general Internet-based sourcing capabilities and services for buyers and suppliers in a business-to-business electronic marketplace. Companies that provide electronic catalogs and content management services could expand their offerings to include sourcing functionality. Companies with electronic catalogs include Requisite Technology, Inc. and Cardonet, Inc. Companies that offer enterprise resource planning, data interchange or other solutions include General Electric Information Services, QRS Corporation, Computer Associates International, Inc. and International Business Machines Corp., or IBM. Companies that offer exchange or marketplace solutions include Oracle Corporation, VerticalNet, Inc., Commerce One, Inc., Ariba, Inc., Cyber Merchants Exchange, Inc. and Global Sources Ltd.

With respect to our Strategic Sourcing Services, competitors include the major consulting companies such as Accenture Ltd. and A.T. Kearney, Inc., the consulting arms of the international accounting firms and several large computer industry companies, including IBM. FreeMarkets, Inc. offers professional services along with its electronic marketplace tools and capabilities. In addition, there are many smaller firms that may attempt to provide services in this market. While many of these companies do not have the hands-on experience that we have gained through our work with Carrefour, some of these companies have been involved in services projects with the retail industry exchanges.

Some of the competitive companies described above have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the solutions business, one or more of these competitors may develop and add, or enhance, pre-order merchandise sourcing capabilities within their existing product offerings, giving them a broader or more comprehensive solution than our solution, which could adversely affect our business. In the services area, many of our competitors have more general consulting background than we do, and could leverage this experience to their advantage in approaching strategic sourcing services engagements. Our competitors could develop or enhance their knowledge and capabilities specific to retail sourcing, and focus more closely on our area of expertise. We expect that additional established and emerging companies will seek to enter our markets as they continue to develop and expand.

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

As use of the Web for business applications evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. It is possible that such legislation could expose companies involved in Internet-based solutions to liability, which could limit the growth of Web-based commerce generally. Such legislation could also impact intellectual property rights, or dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium.

Employees

As of May 31, 2003, we had 18 full time employees, including 4 in solution sales, marketing, implementation and support, 4 in engineering and development, 7 in professional services, and 3 in management and administrative support functions. As of May 31, 2003, 5 of these employees were located in France, one each in the United Kingdom, Southeast Asia and South America, and the remaining employees were located in the United States. Our employees are not represented by a labor union and we believe that our relations with our employees are good.

Risks Related to Our Business

We are at an early stage of customer adoption of our solutions and our limited operating history makes it difficult to evaluate our future prospects.

We were founded in 1993 but have a limited operating history due to the significant amount of time spent developing our products, and our Internet product is in the early stage of customer use. This limited operating history and customer adoption of the Company’s solutions makes it difficult or impossible to evaluate our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new, unproven and rapidly evolving markets. To address these risks, we must, among other things, continue to upgrade our technology, commercialize products incorporating such technology, continue to attract, retain and motivate qualified persons and respond to competitive developments. We cannot assure you that we will be successful in addressing such risks. If we do not successfully address these risks, our business will be seriously harmed.

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

We incurred net losses of $1,520,000 in fiscal 2003 and $1,951,000 in fiscal 2002. As of March 31, 2003, we had an accumulated deficit of approximately $24 million. We will complete the services work on our three-year, $9 million contract with Carrefour in the first part of fiscal 2004, and as of May 2003 we have received the final services payment under the contract to reach the full $9 million amount due for services rendered over the past three years and to be rendered through the first part of fiscal 2004. This contract has generated the majority of our revenue and cash flow in fiscal years 2003, 2002 and 2001. In the third quarter of fiscal year 2003, in anticipation of a lower revenue base, we reduced certain operating costs, primarily labor and related expenses. While our cost base has been reduced, we still expect to incur significant operating and product development expenses as we continue to market our services and hosted solutions to both existing and new customers. As a result, we expect to incur losses in upcoming fiscal quarters.

We have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock through September 2003, which would provide up to $325,000 of equity capital. We believe that current cash balances, together with cash flows from existing hosted solutions and professional services agreements and callable common stock warrants, will be sufficient to fund our operations through at least the next twelve months if anticipated new customer acquisitions and the related cash flows occur in accordance with current plans. However, in the event that our expectations of future operating results are not achieved, or in the event that we are unable to maintain our relationships with existing customers, or if the timing of acquiring new customers and cash receipts from any such customer is delayed, then we would likely be required to raise additional capital through the sale of equity and/or debt to sustain our operations or to reduce expenditures significantly to enable current cash reserves to fund operations for at least the next twelve months and beyond.

We cannot assure you that we will retain our existing customers or obtain additional customers, or that if additional customers are obtained they will generate cash receipts for us within the needed time frame, or that equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

In their audit report, our independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our independent auditors included a “going concern” paragraph in their audit report dated June 11, 2003. The report states that we have suffered recurring losses from operations, have an accumulated deficit, and have continued to use cash in our operating activities, all of which our independent auditors believe raise substantial doubt about our ability to continue as a going concern. See the “Report of Independent Auditors” and Note 1 to the consolidated financial statements. Our financial statements assume we will continue as a going concern, but our ability to do so may require that we acquire new customers, and cash receipts from such customers on a timely basis, or that we obtain additional financing. Although we believe that our current operating plan will allow us to continue as a going concern, we cannot assure you that we will achieve, in the future, positive cash flow from operations or be able to secure additional financing as needed on favorable terms, or at all. In the event that the expectations under our operating plan are not achieved, and we are not able to secure additional financing as needed, we may not be able to continue as a going concern.

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

Our largest customer, Carrefour, has accounted for a substantial majority of our revenues during the last three fiscal years. In the fiscal year ended March 31, 2003, sales to Carrefour accounted for 85% of our total revenues. We may not be able to retain our key customers, including Carrefour, whose contract will be completed in the first part of fiscal 2004, or replace them with new customers as services projects are completed. Aside from Carrefour, we currently have one major services contract with a WWRE member along with several smaller or pilot services contracts, and one customer of our hosted Internet solution. This solution customer may decrease its commitment to require its suppliers to use our solution. Due to Carrefour’s participation in GlobalNetXchange, we may not have the opportunity to market to its suppliers in combination with Carrefour. We may be unable to adequately perform the required services under our contracts with our key customers. Any substantial decrease or delay in sales to suppliers of a key retail customer, or sales of services to a key customer, could harm our sales or financial results.

The Carrefour contract will be completed in the first part of fiscal 2004. As mentioned above, the three-year, $9 million services work under this contract has generated the majority of our revenue and cash flow in fiscal years 2003, 2002 and 2001. We plan to market our services and hosted solutions to generate new business from both existing and new customers. However, if the timing of our acquisition of anticipated new customers and the related timing of cash receipts from sales to any such customers do not meet our plans, then to fund operations during or beyond the next 12 months, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise capital through additional equity and/or debt financing. We cannot assure you that we will retain our existing customers or obtain additional customers, or that if additional customers are obtained they will generate cash receipts for us within the needed time frame, or that equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

Our customers are either in, or supplying goods to, the retail industry. A significant change or downturn in this industry could adversely affect our prospects.

Our common stock is not listed on an exchange or the Nasdaq system, and trading is restricted by the additional regulations on the sale of penny stocks.

Our common stock is neither listed on any exchange nor on the Nasdaq system. Our common stock is reported on the OTC Bulletin Board. Because our shares are not listed on any exchange nor the Nasdaq system, they are subject to the regulations regarding trading in “penny stocks” which are those securities trading for less than $5.00 per share. The following is a list of the primary restrictions on the sale of penny stocks:

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

As a result of our common stock not being listed on an exchange or the Nasdaq system and the rules regarding penny stock transactions, your ability to convert shares of our common stock into cash or to sell to a third party may be very limited. We make no guarantee that our current market-makers will continue to make a market in our securities, or that any market for our securities will continue.

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

Our quarterly operating results may vary depending on a number of factors, including:

•	Demand for our solution and services;

•	Size and timing of sales of our solution and services;

•	Actions taken by our competitors, including new product introductions and enhancements;

•	Ability to scale our network and operations infrastructure;

•	Ability to develop, introduce and market new solutions and enhancements to our existing solution on a timely basis;

•	Changes in our pricing policies or those of our competitors;

•	Ability to expand our sales and marketing opportunities;

•	Success in maintaining and enhancing existing relationships and developing new relationships with strategic partners;

•	Ability to control costs;

•	Technological changes in our markets;

•	Deferrals of customer subscriptions in anticipation of new enhancements or features of our solution, or of the capabilities and success of other exchanges in the retail marketplace;

•	Customer budget cycles and changes in these budget cycles; and

•	General economic factors.

Because our expense levels are relatively fixed in the near term, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

We are relying on gaining new customers for our services and solution.

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

We depend on a third-party service provider, Qwest Communications International, Inc., for certain services relating to our infrastructure, including management, maintenance and security of communications lines and network data centers. The Qwest site we use is located in Southern California, an earthquake-prone region. Southern California has previously experienced shortages of electrical power and other energy resources, which has resulted in blackouts, temporary power outages and other usage restrictions and energy consumption regulations. An earthquake or electrical power shortage may affect the ability of Qwest to provide uninterrupted management of our communications lines and network data centers, which would adversely affect the ability of our customers to access our solution and services.

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

In our services business, competitors include the major consulting companies such as Accenture Ltd. and A.T. Kearney, Inc., the consulting arms of the international accounting firms and several large computer-industry companies, including IBM. FreeMarkets, Inc. offers professional services along with their electronic marketplace tools and capabilities. In addition, there are many smaller firms that provide services in this market. While many of these companies do not have the hands-on experience that we have gained through our work with Carrefour, some of these companies have been involved in services projects with the retail industry exchanges.

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

To be successful, our solution must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance. However, in developing new features of our solution, we may:

•	Fail to develop and market features that respond to technological changes or emerging industry standards in a timely or cost-effective manner;

•	Encounter products, capabilities or technologies developed by others that render our solution obsolete or noncompetitive or that shorten the life cycle of our existing solution;

•	Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new features; or

•	Fail to develop new features that adequately meet the requirements of the marketplace or achieve market acceptance.

We depend on our key personnel.

Our future performance depends on the continued service of our senior management, product development, and professional services personnel. The loss of the services of one or more of our key personnel could seriously harm our business. Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled sales, marketing, managerial, services, technical, and customer support personnel. In the future we may be particularly dependent on hiring additional personnel to increase our direct sales, professional services and product development organizations. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

Our software may contain errors or defects.

Our software is complex and may contain undetected errors or failures when released. This may result in failure to achieve or maintain market acceptance of our solution. We have in the past discovered programming errors in our new releases after their introduction. In the past, we have experienced delays in releases and customer frustration during the period required to correct these errors. We may discover errors in the future, including scalability and volume of activity limitations, in existing versions or new versions after their release, which could materially and adversely affect our business.

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

We must now, and may in the future have to, license or otherwise obtain access to intellectual property of third parties. For example, we are currently dependent on various Microsoft licenses for our new solution. We may in the future be dependent on developers’ licenses from enterprise resource planning, database and other system software merchandise suppliers in order to ensure compliance of our solution with their systems. We may not be able to obtain licenses to use any required third party intellectual property in the future on terms acceptable to us, or at all.

Our current systems, procedures and controls may be inadequate to support the growth and the expansion of our services business.

As the services under the Carrefour contract will be completed in the first part of fiscal 2004, we currently plan to expand the geographic scope of our services customer base and operations. These activities will result in substantial demands on our management resources. Our ability to compete effectively and to manage any future expansion of our services and operations will require us to continue to improve our financial and management controls, reporting systems, project management and procedures on a timely basis, and expand, train and manage our employee work force. We may encounter difficulties in transitioning our business in the services area, and our personnel, systems, procedures and controls may be inadequate to support our future operations.

Our business is susceptible to risks associated with international operations.

We market our solution and services to retailers worldwide, and historically have derived a significant portion of our revenues from international sales. As such, we are subject to risks associated with international business activities. These risks generally include:

•	Seasonal fluctuations in purchasing patterns;

•	Unexpected changes in regulatory requirements;

•	Tariffs, export controls and other trade barriers;

•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	Difficulties in managing and staffing international operations;

•	Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	The burdens of complying with a wide variety of foreign laws;

•	The risks related to global economic turbulence and adverse economic circumstances;

•	Political instability; and

•	Currency exchange rate fluctuations, which could increase the cost of our solution and services.

If we are not able to apply our net operating losses against taxable income in future periods, our financial results will be harmed.

Our ability to apply our net operating losses against taxable income in future periods will affect our future net income and cash flow. As of March 31, 2003, our net operating losses totaled approximately $17 million for United States federal tax reporting purposes. Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards may be limited due to changes in ownership of more than 50%. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses, harming our financial condition.

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

Our business would be seriously harmed if:

•	Use of the Internet, the Web and other online services does not increase or increases more slowly than expected;

•	The infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur; or

•	The Internet, the Web and other online services do not create a viable commercial marketplace, inhibiting the development of Web-based commerce and reducing the need for our solution.

Capacity constraints may restrict the use of the Internet as a commercial marketplace.

The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons. These include:

•	Potentially inadequate development of the necessary communication and network infrastructure;

•	Delayed development of enabling technologies and performance improvements;

•	Delays in the development or adoption of new standards and protocols; and

•	Increased governmental regulation.

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

We do not collect sales or other similar taxes in respect of registration and subscription fees for the use of our solution. However, one or more states or countries may seek to impose use tax on companies like ours. Federal law currently limits the ability of the states to impose taxes on certain Internet-based transactions. These laws apply only for a limited time period. On or prior to the end of this period, the moratorium on the imposition of these taxes could be extended or new legislation could be enacted that similarly limits the imposition of these taxes. Failure to so extend or enact new legislation could allow various states to impose taxes on Web-based commerce, and the imposition of these taxes could seriously harm our business.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain one office in San Diego, California occupying approximately 6,000 square feet of space. Current monthly rent on this facility is approximately $14,000. Our operating lease on this facility expires in October 2004. Management believes that our facility is adequately insured. The majority of our non-U.S. based-employees work in various offices of our customers.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending to which we are a party and our management is unaware of any contemplated legal actions against us that could have a material adverse effect on our business or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock traded on the Nasdaq SmallCap Market through August 22, 2002, at which time it began trading on the OTC Bulletin Board. The trading symbol is “SNET.” The following table lists the high and low sales prices for our common stock as quoted on the OTC Bulletin Board or the Nasdaq SmallCap Market, as applicable, for the periods indicated.

	High	Low
Fiscal Year Ended March 31, 2003
First Quarter	$0.61	$0.31
Second Quarter	0.37	0.01
Third Quarter	0.15	0.09
Fourth Quarter	0.15	0.05

Fiscal Year Ended March 31, 2002
First Quarter	$1.75	$0.31
Second Quarter	1.56	0.76
Third Quarter	0.92	0.32
Fourth Quarter	0.87	0.25

Information for the periods referenced above has been furnished by Nasdaq and the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2003, there were approximately 146 stockholders of record and we believe approximately 900 stockholders of common stock held in street name.

The Company has never declared nor paid dividends on its common stock and does not anticipate paying dividends on its common stock for the foreseeable future.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us during the fiscal year ended March 31, 2003 involving sales of our securities that were not registered under the Securities Act of 1933, as amended.

During fiscal year 2003 we granted incentive stock options and nonqualified stock options to purchase an aggregate of 341,700 shares of common stock to eligible employees and directors pursuant to our stock option plans. The exercise price for such options ranged from $0.15 to $0.24 per share. Such options were issued but not sold, in our view and therefore, registration thereof was not required. During the same period, we issued an aggregate of 300 shares of common stock to employees under our stock option plans.

The issuances of securities to employees listed above were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Report.

Overview

SourcingLink is a provider of comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based, hosted solutions are aimed at the pre-order phase of business-to-business merchandise sourcing, and enable retailers to organize, automate and significantly reduce the cost of their pre-order merchandise sourcing activities by connecting directly with retail merchandise suppliers around the globe. Generally this is accomplished with branded, private sourcing networks for each retailer, so that supplier relationships remain confidential. Key elements of our offering are the services and methodologies we provide to achieve a high percentage of connectivity between the retailer and its supplier base, including contacting and training each supplier. For merchandise suppliers, the solution provides a sales tool to reduce costs with electronic forms and online communications. We provide complementary strategic sourcing services for our retail buyers and merchandise suppliers. These services primarily involve hands-on reverse auction implementation for both retailers and manufacturers that are large suppliers to retailers. Our services also include training of buyers and suppliers on Internet-based business-to-business tools and exchanges, bringing buyers and suppliers together in online environments, and other services related to electronic sourcing activities.

Description of Revenues

Subscriber Revenue. Through fiscal year 2001, our subscriber revenues were generated principally from “pay-as-you-go” transactional fees or fixed monthly or annual subscription fees for access to and use of our hosted solutions. These were primarily desktop solutions, including several legacy applications related to merchandise inspection reporting and shipping tracking as well as the predecessor to our current MySourcingCenter® Internet solution. Over the first half of fiscal year 2002, we phased-out our desktop solutions as these logistics applications were taken in-house by a major customer and as we developed and introduced a solution tailored to meet the demand for branded, private sourcing networks. Our focus for hosted solutions now is this core Internet sourcing application, MySourcingCenter®, for which subscriber fees are based on fixed annual subscriptions. MySourcingCenter® has been adopted as an enterprise solution by the International Purchasing Department of Leroy Merlin and is currently in the final stages of evaluation by several additional large retailers.

Professional Services Revenue. In fiscal years 2001 to 2003, the majority of our professional services revenue was generated from a contract entered into in March 2000 with Paris, France-based Carrefour S.A. The agreement with Carrefour, the world’s second largest retailer, provided that we would receive a minimum of $9 million for services to be performed over a three-year period which began April 1, 2000. The Carrefour contract followed an announcement by Carrefour that it, Sears, Roebuck & Co. and Oracle Corporation were forming a new company named GlobalNetXchange (“GNX”), for the purpose of connecting electronically and facilitating certain merchandise buying activities with suppliers worldwide. Under our contract, we assisted Carrefour with its implementation and use of GNX functionality and processes. The Company is completing its services work in early fiscal year 2004 under the Carrefour agreement, and as of May 2003 has received the full $9 million amount due for services under the contract (including the work to be performed in early fiscal year 2004). During the third quarter of fiscal year 2002, we signed an agreement with the WorldWide Retail Exchange, (“WWRE”), under which our professional services can be marketed jointly and sold by the WWRE to retail members of the exchange. We signed an additional agreement with the WWRE in August 2002 that expanded the services offering available to WWRE members. In terms of membership, WWRE is the largest exchange in the retail industry with approximately 60 members around the globe, most of whom are large, international retailers. Work associated with these WWRE contracts is performed under statements of work for the various projects that arise, or more recently under direct agreements with member retailers, in conjunction with the Exchange.

We are actively pursuing subscribers for our MySourcingCenter® solution, as well as additional customers for our professional services. Sales of our Internet solution generally require adoption by retailers and then a rollout to the retailer’s merchandise suppliers that we expect will result in lengthy sales and implementation cycles.

Description of Costs and Expenses

Cost of Revenue—Subscribers. Through September 30, 2000, we contracted with IBM for our network infrastructure and our costs of subscriber revenue consisted primarily of fees paid to IBM. After that date, we elected to pursue other, less costly arrangements. Accordingly, from October 1, 2000 and after, the cost of subscriber revenue consists primarily of fees paid to providers of local co-location and Internet access services, and certain internal costs of maintaining and monitoring our equipment located at the third-party site.

Cost of Revenue—Professional Services. In fiscal years 2001 to 2003, professional services revenue related primarily to provider services under the Carrefour contract and to retail members of the WWRE, and the cost of such revenue consisted of the time and expenses of our consulting staff on-site at various customer locations.

Operating Expenses. Selling, general and administrative expenses consist primarily of personnel-related costs for our sales, marketing and general management functions and other administrative support costs such as external legal and financial services. Product development expenses consist primarily of personnel-related costs for software developers, product managers and quality assurance personnel and payments to outside contractors incurred to develop and enhance our technology.

Accumulated Losses

From our inception in 1993 through March 31, 2003, we have incurred net losses of approximately $24 million, primarily as a result of costs to develop our technology, to develop and introduce our sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. Our prospects must be considered in light of our operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development and customer use of their solutions, particularly companies in new, unproven and rapidly evolving markets. The limited history of customer adoption of our solution makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that we will grow or that we will be able to achieve or sustain profitability. Our success is highly dependent on our ability to maintain relationships with our main customers and execute in a timely manner our sales and marketing plans, including the expansion of our customer base, of which no assurance can be made. Additional factors in our success include, but are not limited to, the ability to raise additional capital and continued contributions of key management, consulting, development, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on our business, operating results or financial condition.

As a result of the accumulated losses, we have not recorded any provision for income taxes since inception. As of March 31, 2003, net operating loss carryforwards for United States federal income tax purposes were approximately $17 million. Under United States tax laws, the amounts of and benefits from this net operating loss may be impaired or limited in certain circumstances, for example, if there is a cumulative ownership change of more than 50% over a three-year period.

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

Revenue Recognition

Our revenues are generated from fees for professional services and for subscriber access to and use of the our hosted Internet solution. For professional services, the fees are based on either a percentage of savings achieved for the customer or labor provided at day-rates, and out-of-pocket expenses. For our hosted solutions, the fees consist of fixed annual subscription fees. Subscriber revenues are recognized ratably over the period of subscription. Revenues from professional services are recognized as the auction event is completed and approved for savings-based work and as the services are provided for projects billed at day-rates, in accordance with the terms of the related agreements. Amounts received in advance of satisfying revenue recognition criteria are classified as deferred revenue.

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

Product Development

All application development expenditures are expensed as incurred. In March 2000, Emerging Issues Task Force (“EITF”) 00-2 “Accounting for Web Site Development Costs” was released. EITF 00-2 provides guidance on how an entity should account for costs involved in Web site development, including planning, developing software to operate the Web site, graphics, content, and operating expenses. EITF 00-2 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. We adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with our Web site were recorded in accordance with EITF 00-2 with capitalized costs amortized on the straight-line method over a period of two years. Since October 2002, no Web site development costs have been capitalized by us based on the nature of the costs incurred.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as property and equipment and capitalized Web site development costs, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We believe that it is appropriate to evaluate the recoverability of the majority of our property and equipment based on the cash flows of our entire Company.

Results of Operations

Comparison of results of operations for the twelve months ended March 31, 2003 and 2002

Revenue. Total revenue for fiscal year 2003 decreased $392,000, or 11%, to $3,280,000 from $3,672,000 in the fiscal year ended March 31, 2002. Subscriber revenue increased $126,000 to $185,000 in fiscal year 2003 from $59,000 in the prior year. This increase was more than offset by a decline in professional services revenue of $518,000, to $3,095,000 this year from $3,613,000 last year. The decrease in professional services revenue is due to a ramp-down of services under the Carrefour contract as we are nearing completion of the approximately three-years of services activity under that agreement. Services performed for other customers in fiscal 2003 increased by $154,000 over the prior year, partially offsetting the decline in professional services revenue from Carrefour. The increase in subscriber revenue in fiscal year 2003 was attributable to Leroy Merlin’s decision in the fourth quarter of fiscal year 2002 to proceed with the full rollout of MySourcingCenter® with the buyers in its International Purchasing Department and their suppliers.

In addition to Leroy Merlin, we are also pursuing other hardgoods retailers whose suppliers are considered prime candidates to adopt MySourcingCenter®. We are completing our services work in early fiscal year 2004 under the Carrefour agreement, and as of May 2003 we have received the services balance due under this $9 million contract, including all amounts due for services rendered in early fiscal year 2004. We are working with a member of the WorldWide Retail Exchange under an approximately one-year services agreement, and are discussing other services opportunities with the WWRE and its members. We are also working with independent retailers as well as manufacturing companies that are large suppliers to retailers, or consumer packaged goods companies, and an exchange for such suppliers. As compared to the fiscal year 2002’s fourth quarter, the increase in this non-Carrefour services business in the fourth quarter of fiscal year 2003 more than offset the decline in revenue from Carrefour. We will continue marketing our services to retail and consumer packaged goods companies as we attempt to build this business area to offset the upcoming successful completion of our services work with Carrefour under the Carrefour contract.

Due to the completion in fiscal year 2004 of the Carrefour contract, we expect that professional services revenue in fiscal year 2004 will decline from the level achieved in the fiscal year ended March 31, 2003. For MySourcingCenter® subscriber revenue, our solution involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers thus increasing the difficulty of the sales and marketing task. In addition, supplier adoption is generally linked to use of MySourcingCenter® by large retail companies as a branded, private sourcing network, which typically requires the approval of multiple parties and management levels within the retail organization, frequently resulting in lengthy sales and implementation cycles.

Cost of Revenue. In fiscal year 2003, the cost of revenue decreased $146,000, or 11%, to $1,212,000 from $1,358,000 in the prior fiscal year. This decrease is primarily attributable to a decrease in the cost of professional services revenue of $115,000, to $1,015,000 from $1,130,000 in fiscal year 2002 as a result of the decrease in labor and related costs needed to support the lower services revenue in fiscal year 2003.

Total gross profit was $2,068,000 in fiscal year 2003 compared to $2,314,000 last year. As a percentage of sales, gross profit was approximately 63% of revenue in each fiscal year.

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

Operating Expenses

Selling, General and Administrative Expenses. In fiscal year 2003, our selling, general and administrative expenses decreased $644,000, or 18%, to $2,913,000 from $3,557,000 in the fiscal year ended March 31, 2002. The decrease in these expenses is due to reduced operating expenses in fiscal year 2003, primarily associated with reduced labor and related costs as we reduced our employee base in an effort to better align the cost structure with the expected revenue base. In addition, there was a reduction as compared to fiscal year 2002 in costs for incentive compensation, sales and management activities associated with our services organization and marketing materials.

Management expects that selling, general and administrative expenses will remain at or near current levels until we obtain new retailer and supplier customers for our MySourcingCenter® online solution, at which time increased costs are expected to be required to support any such higher revenue base.

Product Development Expenses. Fiscal year 2003 product development expenses of $780,000 were nearly unchanged from the $773,000 of the prior year. In the fourth quarter of fiscal 2003, we recorded a non-cash impairment charge of $121,000 to write-down the net book value of capitalized Web site development costs. Excluding this non-cash charge, product development expenses in fiscal 2003 were $114,000 less than in the prior year. This decrease is primarily due to lower labor and subcontract costs as compared to last year, partially offset by an increase in depreciation and amortization expense.

Other Expense, Net and Interest Income. Through the quarter ended June 30, 2002, the principal components of other income (expense), net, were certain franchise taxes, and exchange gains or losses on foreign currency transactions with our subsidiary in France. During the quarter ended June 30, 2002, we liquidated this non-operating subsidiary in order to reduce the related administrative costs. As a result of this liquidation, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000. Primarily as a result of this one-time gain, other income (expense), net was a gain of $85,000 in the year ended March 31, 2003. This compares to an expense of $21,000 in the year ended March 31, 2002 when no such gain was present. Interest income was $20,000 and $86,000 in the fiscal years ended March 31, 2003 and 2002, respectively. The decrease in interest income is primarily attributable to the decrease in our cash balance in fiscal year 2003 as compared to the prior year.

Income Taxes. We recorded net losses of $1,520,000 and $1,951,000 during the fiscal years ended March 31, 2003 and 2002, respectively. Accordingly, no provision for income taxes was recorded in these periods. As of March 31, 2003, we had net operating loss carryforwards for United States federal income tax purposes of approximately $17 million. These losses expire at various dates between 2011 and 2023. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and our deferred tax assets due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

Comparison of results of operations for the twelve months ended March 31, 2002 and 2001

Revenue. Total revenue for fiscal year 2002 decreased $340,000, or 8%, to $3,672,000 from $4,012,000 in the fiscal year ended March 31, 2001. Professional services revenue increased $92,000 to $3,613,000 in the fiscal year ended March 31, 2002 from $3,521,000 in the prior year. This increase was more than offset by a decline in subscriber revenue of $432,000, to $59,000 in fiscal year 2002 from $491,000 in fiscal year 2001. Revenue under our Carrefour contract was virtually unchanged in fiscal 2002 from the prior year, and the increase in professional services revenue is due to services performed under the WWRE contract signed in October, 2001. The decrease in subscriber revenue in fiscal 2002 is attributable to two factors. First, the majority of the subscriber revenue in fiscal 2001 was from legacy desktop solutions we provided for use by our major customer in managing inspection and shipping tracking data. Use of these desktop solutions declined over the second half of fiscal year 2001, and effective at the beginning of fiscal 2002’s first quarter, the customer moved these applications in-house. Second, a portion of the subscriber revenue in fiscal year 2001 is from subscriptions of suppliers that were made available to us by Paris, France-based Promodes. These subscriptions were for use of an older version of our solution, not our current MySourcingCenter® product. Late in calendar 1999, Promodes was acquired by Carrefour, and as the buying groups of Promodes were combined into Carrefour, which uses our services but not our Internet solution, the number of former Promodes suppliers subscribing to our solution began decreasing. As of September 2001, we discontinued this older version of our solution. These decreases in revenue from our discontinued desktop products were partially offset in fiscal 2002 by subscription revenue from our new MySourcingCenter® solution and our rollout of this solution during the year with suppliers of Leroy Merlin, a large home improvement retailer in Europe.

Cost of Revenue. In fiscal 2002, the cost of revenue decreased $233,000, or 15%, to $1,358,000 from $1,591,000 in the prior fiscal year. This decrease is attributable to a significant reduction in the cost of subscriber revenue. The cost of subscriber revenue in fiscal year 2002 decreased by $405,000, to $228,000 from $633,000 in the prior fiscal year. This decrease is due to the higher cost of network infrastructure support and hosting under an earlier agreement with IBM for such services compared to our subsequent Southern California-based co-location arrangement for our solution infrastructure. The cost of professional services revenue increased by $172,000, to $1,130,000 from $958,000 in fiscal year 2001 due to the increased costs associated with labor in support of the revenue in fiscal 2002.

Total gross profit was $2,314,000 in fiscal year 2002 compared to $2,421,000 in the prior year. As a percentage of sales, gross profit increased to 63% of overall revenue in fiscal year 2002 from 60% of revenue in fiscal 2001. The increase in gross profit as a percentage of sales is primarily attributable to the reduction in the infrastructure costs associated with our hosted applications, due to the shift from IBM to a co-location facility, as described above.

Operating Expenses

Selling, General and Administrative Expenses. In fiscal 2002, our selling, general and administrative expenses, excluding stock-based compensation, increased $478,000, or 16%, to $3,557,000 from $3,079,000 in the fiscal year ended March 31, 2001. The increase in these expenses is primarily attributable to the sales and management activities associated with our services organization and with defining and productizing the methodologies and best practices needed to deliver on new business obtained. In addition, investments were made in marketing activities and materials during fiscal year 2002.

Stock-based Compensation. The stock-based compensation in fiscal year 2001 relates to the cost of warrants for the purchase of SourcingLink common stock issued to strategic partner companies during fiscal year 2000. The related expense was determined under the Black-Scholes valuation method, and was being amortized over the periods associated with the business agreements underlying the warrants. Such amortization amounted to $203,000 in fiscal year 2001. There was no such amortization in fiscal 2002, as we cancelled one of the warrants in the prior fiscal year, and the cost of the other warrant was fully amortized as of March 31, 2001.

Product Development Expenses. Fiscal 2002 product development expenses decreased $181,000, or 19%, to $773,000 from $954,000 for the prior fiscal year. We had ramped-up development costs in fiscal 2000 for a major enhancement of our core solution. This effort was completed during the first quarter of fiscal 2001, and labor and subcontract costs were subsequently reduced to a lower level. In addition, new accounting guidelines under Emerging Issues Task Force Issue No. 00-2 became effective for us on July 1, 2000 resulting in a $42,000 reduction in the amount of product development costs that were expensed in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001.

Other Expense, Net and Interest Income. The principal component of other expense, net, is certain franchise taxes. Interest income was $86,000 and $243,000 in the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in interest income is attributable to both the decline in interest rates applicable to cash investments and the decrease in cash on-hand in fiscal 2002 as compared to the prior year.

Income Taxes. We recorded net losses of $1,951,000 and $1,593,000 during the fiscal years ended March 31, 2002 and 2001, respectively. Accordingly, no provision for income taxes was recorded in these periods.

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

Our quarterly operating results may vary depending on a number of factors, including, but not limited to: expirations or cancellations of significant contracts with customers; demand for our solutions and services; size and timing of sales of our solution and services; actions taken by our competitors, including new alliances, product introductions and enhancements; delays or reductions in spending for, or the adoption of, pre-order supply chain management solutions by our customers and potential customers as companies review business-to-business applications; ability to scale our solution, network and operations infrastructure; ability to develop, introduce and market our solution on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional sales personnel; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of new developments or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

We have incurred significant operating expenses to conduct our sales and marketing operations, fund product development, provide general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. We plan on incurring significant additional expenses of this nature, and if our revenues are not maintained or increased, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be larger than expected.

Liquidity and Capital Resources

Our cash and cash equivalents at March 31, 2003 were $1.3 million, compared to $2.9 million at March 31, 2002. This decrease in the cash balance is primarily attributable to cash used for operating activities, and equipment and software purchases. Cash used in operating activities in both fiscal years 2003 and 2002 was approximately $1.45 million, and such cash usage in each year is primarily related to the losses incurred.

In the fiscal year ended March 31, 2003, our operating activities used cash of $1.44 million. Our net loss for the fiscal year was $1.52 million. Non-cash items and changes in operating assets and liabilities were $0.08 million, and consisted mainly of depreciation and amortization expense and a non-cash impairment charge to write-down the value of capitalized Web site development costs. These amounts were nearly offset by a decrease in current liabilities, an increase in accounts receivable and gain recognition on accumulated foreign currency translation adjustments in connection with the liquidation of our non-operating subsidiary in France. The change in accrued expenses excludes $0.11 million related to the issuance of options for the purchase of common stock of the Company provided to certain employees in lieu of cash incentive compensation for services performed in fiscal year 2002. Our investing activities consisted of the purchase of equipment and software totaling $0.15 million, of which a major component was the capitalization of Web site development costs.

In the fiscal year ended March 31, 2002, our operating activities used cash of $1.45 million. Our net loss for the fiscal year was $1.95 million. Non-cash items and changes in operating assets and liabilities were $0.50 million, and consisted mainly of depreciation and amortization expense. Our investing activities consisted of the purchase of equipment and software totaling $0.32 million, of which a major component was the capitalization of Web site development costs. Our financing activities provided cash of $0.63 million and consisted primarily of the sale of common stock and warrants in two private placements completed in March 2003.

We are completing our services work under the three-year, $9 million agreement with Carrefour in the first part of fiscal 2004, and as of May 2003 we have received the services balance due under the contract, including all fees for services to be performed through early fiscal 2004. In the third quarter of fiscal year 2003, in anticipation of a lower revenue base expected with the completion of the services contract with Carrefour, we reduced certain operating expenses to lower the rate of consumption of cash. We plan to maintain this lower level of investment in sales and marketing, management and product development of our solutions and services until we increase our customer base or obtain new equity financing. We expect to draw on our cash-on-hand as well as anticipated cash flow from sales to both existing and new customers to provide funds for our operations. In addition, we have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock through September 2003, which would provide up to $325,000 of equity capital. If the timing of our acquisition of anticipated new customers and the related timing of cash receipts from sales to any such customers do not meet our plan, it is likely that we will require additional equity or debt financing during fiscal year 2004. We may not be able to obtain such anticipated new customers or additional equity or debt financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

The Carrefour contract has provided a base of revenue for the last three fiscal years, and also generated a substantial portion of our cash flow during that period. We expect to increase our revenue from other sources with both additional services contracts as well as rollouts of MySourcingCenter® with retailers and their suppliers. These rollouts are anticipated to be in the form of private environments in which retailers can collaborate and source with their suppliers on a secure basis, and transfer electronic supplier information directly into retailer in-house systems. We have successfully completed a rollout of MySourcingCenter® with the International Purchasing Department of Leroy Merlin, as previously discussed. We believe we will successfully complete additional similar rollouts during the next 12 months, however, we cannot assure that such rollouts will take place.

The anticipated non-Carrefour services revenues and, in particular, MySourcingCenter® rollouts are significant to our near-term sources of expected cash flow. For revenue recognition purposes, MySourcingCenter® subscriber revenue is recognized ratably over the annual period of the subscription. A significant assumption in our cash flow planning is that the cash from subscribers will be collected in full at the beginning of the 12-month subscription period. However, this assumption may not prove accurate. Based on our expectations of future cash flow from existing sources of revenue and callable common stock warrants, we believe that our cash balances are sufficient to fund our operating needs for the next twelve months if our anticipated new customer acquisitions and the related cash flow occur as planned. If we are unable to maintain our relationships with existing customers and obtain expected new customers, or if our timing of acquiring new customers and cash receipts from any such customers is later than planned, then to fund operations during or beyond the next twelve months, we would likely be required to raise additional capital through the sale of equity and/or debt.

We cannot assure you that we will retain our existing customers or obtain additional customers, or that if we do obtain additional customers they will generate cash receipts for us within the needed time frame, or that any equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

The consolidated financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. We have incurred recurring losses from operations, had recurring negative cash flows, and have a significant accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern.

We currently do not have a bank credit line. We do not intend to pay cash dividends with respect to capital stock in the foreseeable future.

We lease our offices and certain equipment under operating lease agreements expiring in fiscal years 2005 and 2004, respectively. The annual minimum rental commitments under all non-cancelable operating lease arrangements at March 31, 2003 are as follows:

Fiscal year ending March 31, 2004	$194,000
Fiscal year ending March 31, 2005	102,000

$296,000

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for us beginning in the second quarter of fiscal 2004. We believe that the adoption of this standard will have no material impact on our financial statements.

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement of interim or annual periods ending after December 15, 2002. We do not expect the adoption of the accounting requirements of FIN 45 to have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FAS No. 123, which provides alternative transition methods to the expensing of employee stock-based compensation under FAS No. 123. We are not required to adopt the fair value method prescribed by FAS 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB Opinion No. 25. FAS No. 148 also requires new disclosure requirements that are incremental to FAS No. 123, which have been included in Note 2, Summary of Significant Accounting Policies—Stock Based Employee Compensation Plans.

In January 2003, the FASB issued FASB Interpretation No.46 (“FIN 46”),—“Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our operating results or financial position.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by this Item begin on page F-1 of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The following table and biographical summaries set forth, with respect to each director, his age, position or positions in the Company, the year in which he first became a director of the Company, and his principal occupations or employment during at least the past five years. The directors of the Company are elected annually to serve until the next annual meeting of the stockholders or until their respective successors are elected and qualified.

Name	Age	Position
Marcel van Heesewijk	43	Chairman, Chief Executive Officer and Secretary
Louis A. Delmonico(1)(2)	62	Director
Johan A. Vunderink(1)(2)	55	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

Marcel van Heesewijk founded the Company in 1993 and has served as its Chairman of the Board since inception, and has also served in various executive management capacities with the Company, including Chief Executive Officer since October 2002. From January 1990 to June 1992, Mr. van Heesewijk was the General Manager of European operations for Pande Inc., a software engineering services firm. From 1988 to 1990, Mr. van Heesewijk was the International Sales Manager for B&S Multisoft GmbH, an office automation software company in Germany. From 1986 to 1988, Mr. van Heesewijk held management positions with Siemens AG in both Germany and Portugal. Mr. van Heesewijk earned his bachelor’s degree in Economics from the University of Groningen in the Netherlands in 1984 and earned his master’s degree from the European School of Management Studies in Paris, Oxford and Berlin in 1986.

Louis A. Delmonico has served as a Director since May 1998. Since 1994, he has served as the President of L.A. Delmonico Consulting, Inc., an independent consulting firm. From February 1999 to October 2000, Dr. Delmonico served as Chairman and Chief Executive Officer of Motiva Software Corporation, a software company specializing in development and distribution of product data/definition management software for the design-engineering environment. From August 1994 to May 1995, Dr. Delmonico served as the Vice Chairman of the MacNeal-Schwendler Corporation, a mechanical engineering software and services company. From May 1987 to August 1994, Dr. Delmonico served as the Chairman and Chief Executive Officer of PDA Engineering, Inc., a mechanical engineering software and services company. In addition, since April 2001 he has served as a Director of Primal Solutions, Inc., a publicly-held communications software company, and currently serves as an adviser to and director of several other private companies. Dr. Delmonico earned his bachelor’s degree in Economics from St. John’s University in New York, and his Ms.S. in consumer behavior and his Ph.D. in marketing from the University of Uppsala, Sweden.

Johan A. Vunderink has served as a Director since July 1997. From March 1996 to the present, Mr. Vunderink has served as Chief Executive Officer of The Right Fit b.v., a management consulting company. From 1992 to March 1996, Mr. Vunderink served as Executive Vice President of Marketing and Sales of BSO Holdings b.v., a provider of information technology services. From 1989 to 1992, Mr. Vunderink was President and Chief Executive Officer of Origin Technology, which subsequently was merged into BSO Holding b.v. Mr. Vunderink is Chairman of the Board of Directors of AU-System AB, a public company that provides consulting services for mobile Internet applications and integrated services for marketing communications, and Triple P NV, a public company that provides system integration services. Mr. Vunderink is also a member of the Board of Directors of Teleca AB, an international consulting company that builds and applies advanced technology, Unit 4 Agresso NV, a public company that provides software security products and services and produces enterprise resource planning software, and Siennax International, b.v., an application service provider.

Executive Officers

The following table and biographical summaries set forth, with respect to each of the Company’s three executive officers his age, position or positions with the Company, the period during which he has served as such and his principal occupations or employment during at least the past five years. The executive officers are appointed by, and serve at the pleasure of, the Board of Directors.

Marcel van Heesewijk	Chairman, Chief Executive Officer and Secretary

Gary J. Davidson	Vice President of Finance and Administration, Chief Financial Officer and Chief Operating Officer

Leo C. Klijn	Vice President, Manager of Special Projects

A biographical summary regarding Mr. van Heesewijk is set forth above under the heading “Directors.” Biographical information with respect to the Company’s other executive officers is set forth below:

Gary J. Davidson, 47, joined the Company as Vice President of Finance and Administration and Chief Financial Officer on June 2, 1999. Since October 2002, Mr. Davidson has also served in the capacity of Chief Operating Officer. Prior to joining the Company, Mr. Davidson served as Vice President Finance & Administration and Chief Financial Officer for Maxwell Technologies, Inc., a diversified high technology company, from March 1994 to May 1999, and as Corporate Controller from May 1986 to March 1994. Mr. Davidson earned his bachelor’s degree in accounting from San Diego State University in 1977.

Leo C. Klijn, 40, has served as the Company’s Vice President, Manager of Special Projects, and previously Corporate Operations, since June 1997. From January 1994 to June 1997, Mr. Klijn served as the Vice President and General Manager of the Company’s Asia-Pacific operations. From January 1987 to January 1994, he occupied various management positions with the Casino Group, one of the largest retailing companies in France. From January 1992 to January 1994, Mr. Klijn established and managed Casino Group’s buying office in Asia. Mr. Klijn earned his bachelor’s degree from Nijenrode University, Netherlands School of Business in 1983 and a master’s degree from the European School of Management Studies in Paris, Oxford and Berlin in 1986.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent or more of the Company’s common stock were made with respect to the Company’s fiscal year ended March 31, 2003.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the three fiscal years ended March 31, 2003, the cash and other compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and the three other executive officers of the Company as of March 31, 2003 (the “Named Executive Officers”):

Summary Compensation Table

			Annual Compensation		Long-Term Compensation
					Securities Underlying Options (#)(1)	All Other Comp. ($)(2)
Name and Principal Position	Year		Salary ($)	Bonus ($)
Marcel van Heesewijk	2003	(3)	161,479	—	30,900	9,600	(5)
Chairman of the Board and Chief Executive	2002	(4)	167,383	—	15,000	74,600	(5)
Officer	2001	(4)	177,863	13,496	50,000	4,800	(5)

Daniel B. Rawlings	2003	(6)	159,935	—	100,000	88,333	(7)
President and Chief Executive Officer	2002	(6)	220,833	57,000	350,000	—

Leo C. Klijn	2003		178,096	—	29,900	—
Vice President, Manager of Special Projects	2002		178,000	—	11,250	—
	2001		174,402	43,600	30,000	—

Gary J. Davidson	2003	(8)	178,096	—	34,900	—
Vice President of Finance and	2002		178,000	—	56,251	—
Administration, Chief Financial Officer and Chief Operating Officer	2001		173,333	60,667	30,000	—

David W. Rowe	2003	(9)	103,079	—	12,600	55,216	(10)
Vice President of Marketing and Products	2002	(9)	80,539	—	95,000	77,652	(10)

(1)	Consists of grants of stock options under the Company’s qualified stock option plans.
(2)	Does not reflect certain personal benefits, which in the aggregate are less than the lesser of either $50,000 or 10% of each Named Executive Officer’s annual salary and bonus.
(3)	Mr. van Heesewijk was appointed Chief Executive Officer of the Company in October 2002 following the departure of Mr. Rawlings.
(4)	Mr. van Heesewijk served as Interim Chief Executive Officer of the Company from October 2000 through May 2001 upon the termination of employment of the previous Chief Executive Officer.
(5)	Consists of amounts paid for automobile expenses and, in fiscal 2002, of forgiveness of a loan given by the Company of $65,000 based upon the achievement of certain performance goals as determined by the Compensation Committee of the Board of Directors per the terms of Mr. van Heesewijk’s appointment as Interim Chief Executive Officer.
(6)	In June 2001, Mr. Rawlings joined the Company as its President and Chief Executive Officer, and a member of the Board of Directors. Mr. Rawlings resigned from his positions with the Company effective October 30, 2002.
(7)	Consists of an amount paid to Mr. Rawlings as severance in October 2002.
(8)	Mr. Davidson was appointed Chief Operating Officer of the Company in October 2002 following the departure of Mr. Rawlings.
(9)	In October of 2001, Mr. Rowe joined the Company as its Vice President of Marketing and Products. Mr. Rowe resigned from his position with the Company in October 2002.
(10)	Consists of $72,500 paid to Mr. Rowe prior to his commencement of employment with the Company for consulting services related to marketing and market research, $2,716 and $5,152 of commissions paid to Mr. Rowe based on a percentage of supplier subscriptions received by the Company during fiscal 2003 and 2002, respectively, and $52,500 paid to Mr. Rowe as severance during the period October 2002 to February 2003.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of options to each of the Company’s Named Executive Officers during the fiscal year ended March 31, 2003.

Option Grants in Last Fiscal Year

(Individual Grants)

Name	# of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Marcel van Heesewijk	30,900	9%	$0.15	5/15/2005

Daniel B. Rawlings	100,000	29%	$0.15	5/15/2005

Leo C. Klijn	29,900	9%	$0.15	5/15/2005

Gary J. Davidson	34,900	10%	$0.15	5/15/2005

David W. Rowe	12,600	4%	$0.15	5/15/2005

(1)	Options to purchase an aggregate of 341,700 shares of common stock were granted to employees, including the Named Executive Officers during the fiscal year ended March 31, 2003. Each Option for each Named Executive Officer was granted on May 15, 2002, was fully vested upon issuance and becomes exercisable according to the following schedule: the option may not be exercised at all during the first year from the date of grant. After one year, 50% of the option becomes exercisable. Thereafter, the option may be exercised as to an additional approximately 1/8 of the underlying shares on the first day following each subsequent three-month period until fully exercisable.

Aggregated Option Exercises in Fiscal 2003 and Fiscal 2003 Year-End Option Values

None of the Named Executive Officers exercised options during the fiscal year ended March 31, 2003. The following table includes the number of shares covered by both exercisable and unexercisable stock options as of March 31, 2003. Also reported are the values for “in the money” options which represent the positive spread between the exercise prices of any such existing stock options and $0.10, the closing price of the Company’s common stock on March 31, 2003.

Aggregate Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

	Exercise of Option into Common Stock during Fiscal Year		Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Shares Acquired	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Marcel van Heesewijk	—	—	32,813	63,087	—	—

Daniel B. Rawlings	—	—	—	100,000	—	—

Leo C. Klijn	—	—	95,391	50,759	—	—

Gary J. Davidson	—	—	106,690	89,461	—	—

David W. Rowe	—	—	—	12,600	—	—

Employment and Severance Agreements

Mr. Rawlings joined the Company as President and Chief Executive Officer in June 2001 and resigned from his positions with the Company effective October 30, 2002. His employment agreement, which had an initial term of one year, called for a base salary of $265,000 per year, to be reviewed on an annual basis but not subject to reduction without Mr. Rawlings’ consent. In connection with his employment, Mr. Rawlings was granted options to purchase 350,000 shares of common stock at an exercise price of $1.00 per share, representing 100% of the fair market value as of the date of grant. The options vested over a four-year period, 25% after one year and the balance vesting approximately quarterly thereafter, and had a ten-year term. In connection with his resignation in October 2002, Mr. Rawlings’ 350,000 options mentioned above ceased vesting and effective January 30, 2003, such options expired unexercised. Additionally, in connection with his resignation, the Company agreed to make a severance payment to Mr. Rawlings in the aggregate amount of $88,333 and extend his medical benefits through February 2003.

Mr. Rowe joined the Company as Vice President of Marketing and Products in October 2001 and resigned from his position with the Company effective October 21, 2002. His employment agreement, which was an “at-will” arrangement, called for a base salary of $180,000 per year, not to be reduced without his consent, with an annual bonus, at the discretion of the Board of Directors of the Company, of up to 25% of his salary based upon the attainment of certain objectives. In addition, the employment agreement provided for a commission based on a percentage of supplier subscriptions received in fiscal year 2003, subject to a cap on total commissions during such period. Under the agreement, the commission program was to be re-evaluated at the end of fiscal year 2003 and from time-to-time thereafter. In connection with his employment, Mr. Rowe was granted options to purchase 95,000 shares of common stock at an exercise price of $0.47 per share, representing 100% of the fair market value as of the date of grant. The options vested over a four-year period, 25% after one year and the balance vesting in equal quarterly installments thereafter, and had a ten-year term. In connection with his resignation in October 2002, Mr. Rowe’s 95,000 options mentioned above expired. Additionally, in connection with his resignation, the Company agreed to make a severance payment to Mr. Rowe in the aggregate amount of $52,500.

In connection with Mr. Davidson’s acceptance of an employment offer, the Company agreed to pay Mr. Davidson a severance equal to six months salary in the event that Sean Maloy, the Company’s former Chief Executive Officer, and Mr. Davidson were both terminated for any reason other than for cause. On June 2, 1999, Mr. Davidson was granted options to purchase 75,000 shares of the Company’s common stock at the fair market value on the date of grant.

Directors’ Fees

Messrs. Vunderink and Delmonico each currently receive $1,750 for each regular meeting of the Board that they attend or participate in telephonically. Directors serving on committees of the Board receive no additional compensation for committee meetings that they participate in on the same day as a regular meeting of the Board. However, for other meetings of the Board, which are generally telephonic, and for committee meetings that they participate in that do not coincide with a regular meeting of the Board, Messers. Vunderink and Delmonico each currently receive $250 per meeting. Mr. van Heesewijk has not historically and does not currently receive cash for services that he provides as a director, although he is reimbursed in accordance with the Company’s policy for expenses in connection with attending meetings of the Board. At the discretion of the Board of Directors, each non-employee director may be granted options under the Company’s Stock Incentive Plans. Such options are for the purchase of the Company’s common stock and generally vest 25% after one year, and 75% over the following three years. In fiscal year 2003, the non-employee directors were not granted any options. The Company may elect to pay additional cash compensation or grant additional options to directors in the future.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table sets forth, to the Company’s knowledge, certain information regarding beneficial ownership of the Company’s common stock as of June 10, 2003 by (i) each person or group who is known by the Company to own beneficially more than 5% of the outstanding shares of its common stock, (ii) each of the Company’s Directors, (iii) each of the Company’s Named Executive Officers and (iv) all of the Company’s current Directors and executive officers as a group:

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership(2)		Percent Ownership(3)

Marcel van Heesewijk	1,161,166		12.3%

Johan A. Vunderink	81,405	(4)	*

Louis A. Delmonico	63,619	(4)	*

Leo C. Klijn	237,456	(4)	2.5%

Gary J. Davidson	148,069	(4)	1.6%

Daniel B. Rawlings	51,000	(4)	*

David W. Rowe	21,300	(4)	*

Silver Creek Investments, Ltd. 2525 Michigan Avenue A-5 Santa Monica, CA 90404	545,728		5.8%

James E. Lineberger Lineberger & Co., LLC 1120 Boston Post Road Darien, CT 06820	661,523	(5)	7.0%

Theo Wegbrans	548,275		5.9%

All Directors and Executive Officers as a group (5 persons)	1,691,715	(6)	17.4%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each stockholder is c/o SourcingLink.net, Inc., 16855 West Bernardo Drive, Suite 260, San Diego, CA 92127.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes exercisable or convertible on or before August 9, 2003 are deemed outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person or entity holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the Company understands that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)	Percentage ownership is based on 9,363,461 shares of Common Stock outstanding as of June 10, 2003.
(4)	Includes shares subject to stock options that are exercisable on or before August 9, 2003 of 52,325 for Mr. van Heesewijk, 23,072 for Mr. Vunderink, 44,869 for Mr. Delmonico, 112,956 for Mr. Klijn, 133,236 for Mr. Davidson, 50,000 for Mr. Rawlings and 6,300 for Mr. Rowe.
(5)	Includes 111,111 shares of Common Stock and 111,111 warrants for the purchase of Common Stock held by Mr. Lineberger in an irrevocable trust, and for which Mr. Lineberger disclaims voting or investment power.
(6)	Includes 366,458 shares subject to options exercisable on or before August 9, 2003.

The Company is not aware of any arrangements that may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of March 31, 2003. The Company’s stockholder approved equity compensation plans consist of the (i) Stock Option Plan, (ii) 1997 Stock Option Plan and (iii) 1999 Stock Option Plan. The Employee Stock Purchase Plan was also approved by the Company’s stockholders, and is listed separately below. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of March 31, 2003 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2003 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	835,862	$2.05	1,188,837
Employee Stock Purchase Plan	—	—	99,643
Equity compensation plans not approved by security holders	—	—	—
Total	835,862	$2.05	1,288,480

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

See “ITEM 10. EXECUTIVE COMPENSATION—Employment and Severance Agreements” and “—Directors’ Fees” for a description of certain arrangements and transactions with executive officers and directors.

In connection with Mr. van Heesewijk’s assumption of the duties of Interim Chief Executive Officer, on January 2, 2001 the Company agreed to loan Mr. van Heesewijk $65,000 at an interest rate of seven percent per annum. Pursuant to the loan agreement, the loan was due and payable on January 2, 2002, but the Company would forgive portions or all of the debt if certain performance goals were met and Mr. van Heesewijk remained employed with the Company on the due date. In the determination of the Compensation Committee of the Company’s Board of Directors, the performance goals were met, and accordingly the loan was forgiven.

The Company believes all of the transactions set forth above were made on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested outside directors on the Board.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	The following financial statements of SourcingLink.net, Inc. and its subsidiary are included on pages F-2 through F-17.

Report of Independent Auditors

Consolidated Balance Sheets as of March 31, 2003 and 2002

Consolidated Statements of Operations for the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules for the fiscal years ended March 31, 2003 and 2002:

Schedule II—Valuation and Qualification Accounts

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

On August 22, 2002, the Company filed a Form 8-K relating to the notification from The Nasdaq Stock Market that the Company’s common stock would be delisted from the Nasdaq SmallCap Market effective August 22, 2002.

ITEM 14.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Exchange Act of 1934. No significant changes in the Company’s internal controls or in other factors have occurred that could significantly affect these internal controls subsequent to the evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCINGLINK.NET, INC. (Registrant)

Dated: June 25, 2003	/s/ Marcel van Heesewijk
Marcel van Heesewijk, Chief Executive Officer and Chairman of the Board of Directors

POWER OF ATTORNEY

We, the undersigned directors and officers of SourcingLink.net, Inc. do hereby constitute and appoint Marcel van Heesewijk with full power of substitution and resubstitution, our true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-KSB, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that the said attorney and agent, or either of them, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of June, 2003.

SIGNATURE	TITLE

/s/ Marcel van Heesewijk Marcel van Heesewijk	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Gary Davidson Gary Davidson	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Johan Vunderink Johan Vunderink	Director

/s/ Louis Delmonico Louis Delmonico	Director

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Marcel van Heesewijk, certify that:

1.	I have reviewed this annual report on Form 10-KSB of SourcingLink.net, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

/s/ Marcel van Heesewijk
Marcel van Heesewijk Chairman, Chief Executive Officer and Vice President of Sales (Principal Executive Officer)

I, Gary Davidson, certify that:

1.	I have reviewed this annual report on Form 10-KSB of SourcingLink.net, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

/s/ Gary Davidson
Gary Davidson Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

SOURCINGLINK.NET, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of SourcingLink.net, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 13(a)(1) on page 35 present fairly, in all material respects, the financial position of SourcingLink.net, Inc. and its subsidiary at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 13(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, has an accumulated deficit and has continued to use cash in its operating activities which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

San Diego, California

June 19, 2003

SOURCINGLINK.NET, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,346,000	$2,934,000
Accounts receivable (net of allowance for doubtful accounts of $7,000 and $5,000 at March 31, 2003 and 2002, respectively)	171,000	61,000
Other current assets	59,000	105,000

Total current assets	1,576,000	3,100,000
Property and equipment, net	129,000	503,000
Other non-current assets	46,000	8,000

Total assets	$1,751,000	$3,611,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$733,000	$909,000
Deferred revenue	146,000	330,000

Total current liabilities	879,000	1,239,000

Commitments and Contingencies (Notes 7 and 10)

STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share Authorized: 60,000,000 shares; issued and outstanding: 9,363,000 and 9,357,000 shares at March 31, 2003 and 2002, respectively	9,000	9,000
Additional paid-in capital	24,866,000	24,759,000
Accumulated deficit	(24,003,000)	(22,483,000)
Accumulated other comprehensive income	—	87,000

Total stockholders’ equity	872,000	2,372,000

Total liabilities and stockholders’ equity	$1,751,000	$3,611,000

The accompanying notes are an integral part of these consolidated financial statements.

SOURCINGLINK.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2003	2002	2001
Revenue:
Professional Services	$3,095,000	$3,613,000	$3,521,000
Subscribers	185,000	59,000	491,000

	3,280,000	3,672,000	4,012,000

Cost of revenue:
Professional Services	1,015,000	1,130,000	958,000
Subscribers	197,000	228,000	633,000

	1,212,000	1,358,000	1,591,000

Gross profit	2,068,000	2,314,000	2,421,000

Operating expenses:
Selling, general and administrative (includes stock-based compensation of $0, $0 and $203,000 for the years ended March 31, 2003, 2002 and 2001, respectively)	2,913,000	3,557,000	3,282,000
Product development	780,000	773,000	954,000

Total operating expenses	3,693,000	4,330,000	4,236,000

Operating loss	(1,625,000)	(2,016,000)	(1,815,000)
Other expense, net	85,000	(21,000)	(21,000)
Interest income	20,000	86,000	243,000

Net loss	$(1,520,000)	$(1,951,000)	$(1,593,000)

Net loss per common share (basic and diluted)	$(0.16)	$(0.24)	$(0.20)

Weighted average number of shares used in per share calculation (basic and diluted)	9,360,000	8,175,000	8,067,000

The accompanying notes are an integral part of these consolidated financial statements.

SOURCINGLINK.NET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	UNEARNED STOCK-BASED COMPENSATION	ACCUMULATED DEFICIT	CUMMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	TOTAL STOCK- HOLDERS’ EQUITY
	SHARES	AMOUNTS	SHARES	AMOUNTS
Balance at March 31, 2000	246,000	$—	8,056,000	$8,000	$24,087,000	$(219,000)	$(18,939,000)	$88,000	$5,025,000

Conversion of preferred stock to common stock	(246,000)		62,000						—
Exercise of options and warrants			9,000		29,000				29,000
Shares issued under ESPP			8,000		27,000				27,000
Warrants issued to strategic partners					(16,000)	16,000			—
Amortization of stock-based compensation						203,000			203,000
Translation adjustment								(1,000)	(1,000)
Net loss for the year							(1,593,000)		(1,593,000)

Balance at March 31, 2001	—	—	8,135,000	8,000	24,127,000	—	(20,532,000)	87,000	3,690,000
Proceeds from private placements			1,211,000	1,000	625,000				626,000
Shares issued under ESPP			11,000		7,000				7,000
Net loss for the year							(1,951,000)		(1,951,000)

Balance at March 31, 2002	—	—	9,357,000	9,000	24,759,000	—	(22,483,000)	87,000	2,372,000
Shares issued under ESPP			6,000		1,000				1,000
Stock-based compensation					106,000				106,000
Translation adjustment								(87,000)	(87,000)
Net loss for the year							(1,520,000)		(1,520,000)

Balance at March 31, 2003	—	$—	9,363,000	$9,000	$24,866,000	$—	$(24,003,000)	$—	$872,000

The accompanying notes are an integral part of these consolidated financial statements.

SOURCINGLINK.NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,520,000)	$(1,951,000)	$(1,593,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	395,000	341,000	254,000
Unrealized foreign exchange (gain) loss	(1,000)	2,000	1,000
Loss on retirement of fixed assets	3,000	2,000	—
Write-down of capitalized Web site development costs	121,000	—	—
Amortization of stock-based compensation	—	—	203,000
Gain recognition on accumulated foreign currency translation adjustments in connection with liquidation of a subsidiary	(86,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(110,000)	292,000	1,000
Other assets	8,000	76,000	(42,000)
Accounts payable and accrued liabilities	(70,000)	(317,000)	(162,000)
Deferred revenue	(184,000)	105,000	(64,000)

Net cash used in operating activities	(1,444,000)	(1,450,000)	(1,402,000)

Cash flows from investing activities:
Purchases of fixed assets	(147,000)	(323,000)	(401,000)
Proceeds from retirement of fixed assets	2,000	—	—
Purchases of short-term investments	—	(499,000)	—
Maturities of short-term investments	—	499,000	1,955,000

Net cash provided by (used in) investing activities	(145,000)	(323,000)	1,554,000

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,000	633,000	27,000
Proceeds from exercise of options and warrants	—	—	29,000

Net cash provided by financing activities	1,000	633,000	56,000

Effect of exchange rate changes on cash	—	(2,000)	(2,000)

Net increase (decrease) in cash and cash equivalents	(1,588,000)	(1,142,000)	206,000
Cash and cash equivalents, beginning of the period	2,934,000	4,076,000	3,870,000

Cash and cash equivalents, end of the period	$1,346,000	$2,934,000	$4,076,000

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$1,000	$1,000	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

SourcingLink.net, Inc. (“SourcingLink” or “the Company”) was founded in 1993 in France, and in 1994 the Company merged with a publicly-held corporation in the U.S., and reincorporated in Delaware. The Company moved its corporate headquarters from France to the U.S., and maintains its offices in San Diego, California.

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

The accompanying consolidated financial statements have been prepared in a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred net losses from operations and at March 31, 2003, the Company had an accumulated deficit of approximately $24 million. For the fiscal year ended March 31, 2003, the Company had a net loss of $1,520,000 and operating cash outflows of $1,444,000. During fiscal year 2002, management took actions to refocus the Company’s operations on deploying its Internet solution as retailer-branded, private sourcing networks and on marketing its professional services. During fiscal year 2003, as the Company nears successful completion of its services under a three-year, $9 million contract with a major customer, management reduced costs, primarily in the form of a reduction in manpower and related expenses, in anticipation of the reduction in revenue and cash flow following the completion of this large, multi-year contract. The reduction in force was carried-out principally in the third quarter of fiscal year 2003. The Company plans to maintain this lower level of investment in marketing, operations and product development until it increases its customer base or obtains new equity financing. The Company’s success depends on executing in a timely manner its sales and marketing plans, including the retention and expansion of its customer base, the continued salability of its Internet-based merchandise sourcing solutions, and obtaining the funds necessary to carry-on these activities through sales to both existing and new customers or through new equity or debt financing.

The Company has the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock through September 2003, which would provide up to $325,000 of equity capital. Management believes that current cash balances, together with cash flows from existing hosted solutions and professional services agreements and callable commons stock warrants, will be sufficient to fund the Company’s operations through at least the next twelve months if anticipated new customer acquisitions and the related cash flow occur in accordance with current plans. However, in the event that management’s expectations of future operating results are not achieved, or in the event that the Company is unable to maintain its relationships with existing customers, or if the timing of acquiring new customers and cash receipts from any such customer is later than planned, then the Company would likely be required to raise additional capital through the sale of equity and/or debt to sustain its operations or to reduce expenditures significantly to enable current cash reserves to fund operations for at least the next twelve months.

The Company’s major customer contract will be completed in the first part of fiscal 2004. This contract has generated the majority of the Company’s revenue and cash flow in fiscal years 2003, 2002 and 2001. The Company plans to market its services and hosted solutions to generate new business from both existing and new customers. However, if the timing of our acquisition of anticipated new customers and the related timing of cash receipts from sales to any such customers do not meet the Company’s plans, then to fund operations beyond the next 12 months, the Company would be required to either reduce operating spending significantly, which would materially and adversely affect its business, or raise additional capital through the sale of equity and/or debt.

There can be no assurance that the Company will retain its existing customers or obtain additional customers, or that if additional customers are obtained they will generate cash receipts for the Company within the needed time frame, or that equity or debt financing, if required within or beyond the next twelve months, will be available on acceptable terms, or at all.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of SourcingLink.net, Inc. and its former wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Effective June 30, 2002, the Company liquidated this non-operating subsidiary, and transferred the remaining assets and liabilities, which were not significant, to the Company. As a result of this liquidation, a one-time gain of $98,000 was recognized, of which $86,000 relates to recognition of accumulated foreign currency translation amounts.

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

Short-term Investments

Short-term investments consist of corporate debt securities. These debt securities are classified as available for sale and are carried at fair value, based upon quoted market prices. Unrealized gains and losses, if material, are reported as a separate component in stockholders’ equity (deficit). Realized gains and losses on sales of such investments are reported in the consolidated statements of operations using the specific identification cost method.

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

The Company reviews the recoverability of its long-lived assets, such as property and equipment and capitalized Web site development costs, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. Management believes that it is appropriate to evaluate the recoverability of the majority of its property and equipment based on the cash flows of the entire Company.

Revenue Recognition

The Company’s revenues are generated from fees for professional services and for subscriber access to and use of the Company’s hosted Internet solutions. For professional services, the fees are based on either a percentage of savings achieved for the customer or labor provided at day-rates, and out-of-pocket expenses. For the Company’s hosted solutions, the fees consist of fixed annual subscription fees. Subscriber revenues are recognized ratably over the period of subscription. Revenues from professional services are recognized as the auction event is completed

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and approved for savings-based work and as the services are provided for projects billed at day-rates, in accordance with the terms of the related agreements. Amounts received in advance of satisfying revenue recognition criteria are classified as deferred revenue.

Product Development

All application development expenditures are expensed as incurred. In March 2000, Emerging Issues Task Force (“EITF”) 00-2 “Accounting for Web Site Development Costs” was released. EITF 00-2 provides guidance on how an entity should account for costs involved in Web site development, including planning, developing software to operate the Web site, graphics, content, and operating expenses. EITF 00-2 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with the Company’s Web site were recorded in accordance with EITF 00-2 with capitalized costs amortized on the straight-line method over a period of two years. Development costs of $80,000, $242,000 and $167,000 were capitalized under EITF 00-2 guidelines in fiscal years 2003, 2002 and 2001, respectively. Since October 2002, no Web site development costs have been capitalized by the Company based on the nature of the costs incurred. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment charge of $121,000 to write-off the remaining net book value of capitalized Web site development costs at March 31, 2003. See Note 3.

Stock Based Employee Compensation Plans

The Company complies with the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. Under APB No. 25 compensation cost is based on the difference, if any, between the fair market value of the Company’s stock and the exercise price on the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FASB Statement No. 123 and Emerging Issues Task Force No. 96-18.

Stock-based compensation to employees has been recognized as the difference between the per share fair value of the underlying stock and the stock option exercise price at the initial grant date. The cost of stock options granted for services, other than those issued to employees, are recorded at the fair value of the stock option.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company’s net losses would have been increased to the pro forma amount indicated below for the years ended March 31, 2003, 2002 and 2001.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended March 31,
	2003	2002	2001
Net loss as attributed to common stockholders—as reported	$1,520,000	$1,951,000	$1,593,000
Stock based employee compensation under fair value based method	234,000	346,000	702,000

Net loss as attributed to common stockholders—pro forma	$1,754,000	$2,297,000	$2,295,000

Loss per share—as reported	$(0.16)	$(0.24)	$(0.20)

Loss per share—pro forma	$(0.19)	$(0.28)	$(0.28)

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options vesting periods using an accelerated graded method in accordance with Financial Accounting Standards Board Interpretation 28.

The fair values of options granted ranged from $0.15 to $0.23 in fiscal year 2003, from $0.25 to $1.10 in fiscal year 2002, and from $0.39 to $6.10 in fiscal year 2001. The fair value of option grants for the Option Plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	4.48%	4.70%	4.62%
Expected life	5 years	5 years	5 years
Expected volatility	200%	135%	135%
Expected dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measurement of the fair value of its employee stock options.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities.

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its major customers, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. Financial instruments that are potentially subject to a concentration of credit risk for the Company consist of cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with financial institutions in the United States. Short-term investments are placed through an investment advisor in highly liquid, high-credit-quality commercial paper. One customer headquartered in France represented 85%, 94% and 91% of revenues in fiscal years 2003, 2002 and 2001, respectively. The Company is completing its services under the three-year, $9 million agreement with Carrefour in the first part of fiscal year 2004. Three customers represented 57%, 16% and 15% of accounts receivable at March 31, 2003, and two customers represented 40% and 38% of accounts receivable at March 31, 2002.

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

Foreign Currency Translation

The Company’s non-operating foreign subsidiary was liquidated effective June 30, 2002, and remaining assets and liabilities, which were not significant, were transferred to the Company. At March 31, 2002, assets and liabilities of the foreign subsidiary were translated into U.S. dollars at year-end exchange rates. Revenue and expenses through the effective date of the liquidation have been translated at average exchange rates during the year. The local currency was considered to be the functional currency for the Company’s foreign subsidiary. Accordingly, currency translation adjustments were accumulated as a separate component of stockholders’ equity. As a result of the liquidation of the subsidiary, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000. Foreign currency transaction gains and losses are included in other income (expense) in the determination of net loss.

Comprehensive Loss

For the periods of fiscal 2003, 2002 and 2001, the comprehensive loss was $1,607,000, $1,951,000, and $1,594,000, respectively. The difference between comprehensive loss and net loss is the inclusion of cumulative foreign currency translation adjustments.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

provisions of EITF Issue No. 00-21 are effective for the Company beginning in the second quarter of fiscal 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of the accounting requirements of FIN 45 to have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FAS No. 123, which provides alternative transition methods to the expensing of employee stock-based compensation under FAS No. 123. The Company is not required to adopt the fair value method prescribed by FAS 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB Opinion No. 25. FAS No. 148 also requires new disclosure requirements that are incremental to FAS No. 123, which have been included in Note 2, Summary of Significant Accounting Policies—Stock Based Employee Compensation Plans.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”),—“Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

3. Balance Sheet Detail

Property and Equipment:

	March 31,
	2003	2002
Furniture and equipment	$541,000	$566,000
Computer software	251,000	616,000
Leasehold improvements	39,000	39,000

	831,000	1,221,000
Less accumulated depreciation and amortization	(702,000)	(718,000)

	$129,000	$503,000

Depreciation and amortization expense for property and equipment was $395,000, $341,000 and $254,000 for fiscal years 2003, 2002 and 2001, respectively.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the Company’s history of operating losses, during the fourth quarter of the year ended March 31, 2003, the Company reviewed the recoverability of its long-lived assets in accordance with FASB Statement No. 144.

Based upon an assessment of discounted future cash flows, the Company recorded a write-off of the $121,000 carrying value of capitalized Web site development costs in the fourth quarter of fiscal year 2003. This write-off is included in Product development expense in the accompanying consolidated statement of operations.

Accounts Payable and Accrued Liabilities:

	March 31,
	2003	2002
Accounts payable	$270,000	$169,000
Payroll and related taxes	225,000	385,000
Accrued legal and audit expenses	83,000	157,000
Other accrued expenses	155,000	198,000

	$733,000	$909,000

4. Stockholders’ Equity

Private Placements

In March 2002, the Company issued 1,100,000 equity “Units” and 111,111 equity “Units” in two private placements at a price of $0.50 and $0.90 per unit, respectively. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock (as more particularly described below). The Company received net proceeds of $626,000 from these private placements.

Warrants

During March 2002, the Company issued warrants for 1,100,000 shares of common stock at a price of $0.75 per share, and a warrant for 111,111 shares of common stock at a price of $1.00 per share, as a part of two private placements. The warrants are exercisable at any time until March 2009; provided, however that the Company has the right to call for the exercise of up to 50% of the shares of common stock subject to the warrants at any time during the period March to September 2003 at an exercise price of $0.50 and $0.90, respectively.

Warrants to purchase 175,000 shares of common stock were issued to three strategic partner companies during fiscal year 2001, of which a fully vested warrant to purchase 15,000 shares of common stock at $27.06 per share is exercisable until January 4, 2005. The remaining warrants, for the purchase of 150,000 and 10,000 shares of common stock, respectively, were cancelled by the Company prior to March 31, 2001.

During August 1999, the Company issued a warrant for 50,319 shares of common stock, at a price of $6.40 per share as a part of a private placement. The warrant is exercisable at any time until August 10, 2004.

Warrants for 3,585 shares of common stock were issued during fiscal year 1999, at prices ranging from $4.56 to $26.60 per share. The warrants are exercisable until April 2003.

Certain warrants issued in fiscal year 2000 that related to sales, marketing and administrative matters were valued using the Black-Scholes model, while similar warrants issued in prior years were valued using the Noreen-Woolfson model. Expense recognized for the amortization of these warrant costs in fiscal years 2003, 2002 and 2001 was $0, $0 and $203,000, respectively. The remaining warrants were in connection with the Company’s private placements; accordingly, these warrants were treated as a cost of the financings.

At March 31, 2003, warrants for 1,280,015 shares of common stock were outstanding.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Stock Plans

Stock Option Plans

In 1999, 1997 and 1995, respectively, the Board of Directors adopted the 1999 Stock Option Plan, the 1997 Stock Option Plan and the Stock Option Plan (“the Option Plans”) for employees, directors and others. As amended, a total of 1,000,000, 1,000,000 and 225,000 shares of common stock were authorized under the 1999 Stock Option Plan, the 1997 Stock Option Plan and the Stock Option Plan, respectively. Options are generally granted at an exercise price equal to the fair market value of the common stock at the date of grant, and are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under the Option Plans generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unvested options are canceled 90 days after termination of employment and become available under the Option Plans.

In May 2002, in order to conserve cash outflow, the Company issued 271,700 fully vested options to certain employees in lieu of cash incentive compensation for services performed in fiscal year 2002. These options become exercisable over a two-year period, and expire three years after the date of grant.

Activity under the Option Plans for fiscal years 2003, 2002 and 2001 is as follows:

		Options Outstanding
	Shares Available	Shares	Range of Exercise Prices Per Share	Aggregate Exercise Price
Balances at March 31, 2000	437,474	847,125	$ 0.60 – $27.062	$6,702,973
Options granted	(401,550)	401,550	$0.438 – $ 6.875	1,524,141
Options exercised		(9,250)	$ 2.80 – $ 3.876	(29,128)
Options canceled	527,954	(527,954)	$1.625 – $27.062	(4,419,459)

Balances at March 31, 2001	563,878	711,471	$0.438 – $ 16.00	3,778,527
Shares authorized	750,000
Options granted	(718,823)	718,823	$ 0.28 – $ 1.25	592,174
Shares granted	(350)
Options canceled	409,086	(409,086)	$0.438 – $ 16.00	(2,216,025)

Balances at March 31, 2002	1,003,791	1,021,208	$ 0.28 – $ 12.52	2,154,676
Options granted	(341,700)	341,700	$ 0.15 – $ 0.24	56,655
Shares granted	(300)
Options canceled	527,046	(527,046)	$ 0.24 – $ 6.875	(497,515)

Balances at March 31, 2003	1,188,837	835,862	$ 0.15 – $ 12.52	$1,713,816

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information with respect to stock options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding at March 31, 2003	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2003	Weighted Average Exercise Price
$ 0.15 – $ 0.94	522,462	4.14	$0.41	119,769	$0.70
$1.625 – $ 2.80	49,400	7.62	$1.70	25,866	$1.74
$ 3.00 – $ 4.00	126,500	5.87	$3.66	102,000	$3.73
$6.125 – $ 7.50	133,250	6.50	$6.73	114,736	$6.73
$12.00 – $12.52	4,250	3.75	$12.46	4,250	$12.46

	835,862	4.98	$2.05	366,621	$3.64

At March 31, 2002, options to purchase 263,732 shares of common stock were exercisable at a weighted average exercise price of $3.74.

Stock Purchase Plan

In May 1999, the company established its Employee Stock Purchase Plan (“the Employee Plan”). The Employee Plan permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The Company commenced offering shares under the Employee Plan in February 2000, and in the fiscal years ended March 31, 2003, 2002 and 2001, an aggregate of 6,000, 11,027 and 8,330 shares, respectively, were issued under the plan for aggregate proceeds to the Company of approximately $1,000, $7,000 and $27,000, respectively. At March 31, 2003, 99,643 shares are reserved for future issuance under the Employee Plan.

6. Income Taxes

The Company has paid no income tax to date other than Delaware and California minimum franchise tax due to net operating losses incurred. Deferred tax assets arise from both net operating loss carryforwards and differences between the timing of deductions for tax purposes and expense for financial accounting purposes. The components of deferred tax assets consist of the following at:

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31,
	2003	2002	2001
Accrued expenses	$135,000	$196,000	$280,000
Allowance for doubtful accounts receivable	3,000	2,000	12,000
Set up costs and product development expenditures	400,000	360,000	304,000
Compensation related to stock options granted	4,000	9,000	191,000
Property and equipment	33,000	(77,000)	—
Net operating loss carryforwards	6,200,000	5,700,000	5,650,000

Total deferred tax asset	6,775,000	6,190,000	6,437,000
Valuation allowance	(6,775,000)	(6,190,000)	(6,437,000)

Net deferred tax asset	$—	$—	$—

A valuation allowance is provided due to the uncertainty surrounding the realization of the net deferred tax assets in view of the Company’s not having achieved profitable operations.

At March 31, 2003, the Company has available net operating loss carryforwards for federal and state tax purposes of approximately $17,000,000 and $6,600,000, respectively. Federal and state net loss carryforwards will begin to expire if unused in 2011 and 2004, respectively.

At March 31, 2003, the Company has approximately $210,000 of federal research and development credit carryforwards, which begin to expire if unused in 2011, and $150,000 of state research and development credit carryforwards.

Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited due to changes in ownership of more than 50%.

The difference between the statutory U.S. federal income tax rate on loss before income taxes and the Company’s effective tax rate is summarized as follows for fiscal years 2003, 2002 and 2001:

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended March 31,
	2003	%	2002	%	2001	%
Net loss	$(1,520,000)		$(1,951,000)		$(1,593,000)

Federal tax benefit at statutory rate	(532,000)	35.0%	(683,000)	35.0%	(558,000)	35.0%
State and foreign taxes	(71,000)	4.7%	758,000	(38.9)%	788,000	(49.4)%
Warrant and option costs	—	—	164,000	(8.4)%	(171,000)	10.7%
Other	18,000	(1.2)%	8,000	(0.4)%	(30,000)	1.9%
Increase (decrease) in valuation allowance	585,000	(38.5)%	(247,000)	12.7%	(29,000)	1.8%

Total provision	$—	—	$—	—	$—	—

7. Commitments

Operating Lease Obligations

The Company leases its offices and certain equipment under operating lease agreements expiring in fiscal years 2005 and 2004, respectively. These agreements require the Company to pay taxes, insurance, and maintenance expenses. Rental expense was approximately $200,000, $211,000 and $210,000 for fiscal years 2003, 2002 and 2001, respectively.

The annual minimum rental commitments under all non-cancelable operating lease arrangements at March 31, 2003 are as follows:

Fiscal year ending March 31, 2004	$194,000
Fiscal year ending March 31, 2005	102,000

$296,000

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Loss Per Share

Reconciliation of the numerator and denominator of both basic and diluted loss per share is as follows for fiscal years 2003, 2002 and 2001:

	Years Ended March 31,
	2003	2002	2001
Basic and diluted:
Weighted average shares outstanding	9,360,000	8,175,000	8,067,000

Shares used in calculating per share amounts	9,360,000	8,175,000	8,067,000

Net loss attributed to common stockholders	$1,520,000	$1,951,000	$1,593,000

Net loss per share attributed to common stockholders	$(0.16)	$(0.24)	$(0.20)

At March 31, 2003 the Company had 835,862 options and 1,280,015 warrants outstanding to purchase shares of common stock compared to 1,021,208 options and 1,746,578 warrants outstanding at March 31, 2002 and 711,471 options and 753,573 warrants outstanding at March 31, 2001. These were not included in the computation of diluted earnings per share because inclusion of the options and warrants was anti-dilutive.

9. Business Segment, Foreign Sales and Operations and Major Customers

The Company operates in a single industry segment and sells its hosted solutions and services primarily to the retail industry and its merchandise suppliers. The Company markets its solutions and services in the U.S. and foreign countries (mainly in Europe and Asia) through its sales organization and channel partnerships.

One customer headquartered in France represented 85%, 94% and 91% of revenues in fiscal years 2003, 2002 and 2001, respectively.

10. Contingencies

The Company is subject to a number of claims arising out of the conduct of its business. The Company believes that the results of the claims will not have a materially adverse effect on the Company’s financial condition.

FINANCIAL STATEMENT SCHEDULE

REQUIRED RULE BY 5-04 OF REGULATION S-X

SCHEDULE II

VALUATION AND QUALIFICATION ACCOUNTS

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Fiscal year ended March 31, 2003
Provision for doubtful accounts receivable	$5,000	$2,000	—	—	$7,000

Deferred tax valuation allowance	$6,190,000	$585,000	—	—	$6,775,000

Fiscal year ended March 31, 2002
Provision for doubtful accounts receivable	$30,000	$17,000	—	$(42,000)	$5,000

Deferred tax valuation allowance	$6,437,000	—	—	$(247,000)	$6,190,000

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of SourcingLink, as filed July 20, 1999 (incorporated by reference to Exhibit C to SourcingLink’s definitive proxy materials filed with the Commission on June 17, 1999—the “1999 Proxy Statement”).

3.2	Bylaws (incorporated herein by reference to Exhibit 28(viii) to Form 8-K filed November 22, 1994).

10.1	Employment Agreement by and between SourcingLink and Dan Rawlings dated June 1, 2001 (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB filed August 14, 2001).*

10.2	Consulting Agreement by and between SourcingLink and L.A. Delmonico Consulting, Inc. dated May 1, 1998 (incorporated herein by reference to Exhibit 10.2 to Form 10-KSB filed June 22, 1999).*

10.4	Employment Agreement by and between SourcingLink and Gary Davidson dated April 30, 1999 (incorporated herein by reference to Exhibit 10.5 to Form 10-QSB filed November 16, 1999).*

10.5	Stock Option Plan (the “Stock Option Plan”) (incorporated herein by reference to Exhibit 10.5 to Form 10-KSB filed June 22, 1999).*

10.6	Form of Stock Option Agreement pertaining to the Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to Form 10-KSB filed June 22, 1999).*

10.7	1997 Stock Option Plan, as amended (the “1997 Option Plan”) (incorporated herein by reference to Exhibit 10.7 to Form 10-KSB filed June 22, 1999).*

10.8	Incentive Stock Option Agreement pertaining to the 1997 Option Plan (incorporated herein by reference to Exhibit 10.8 to Form 10-KSB filed June 22, 1999).*

10.9	Nonstatutory Stock Option Agreement pertaining to the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to Form 10-KSB filed June 22, 1999).*

10.10	Form of Indemnification Agreement for Officers and Directors of SourcingLink.net (incorporated herein by reference to Exhibit 10.10 to Form 10-KSB filed June 22, 1999).*

10.13	1999 Stock Option Plan (incorporated by reference to Exhibit A to the 1999 Proxy Statement).*

10.14	Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the 1999 Proxy Statement).*

10.16	Bernardo Executive center Gross Office Lease dated August 25, 1999 between the Company and Bernardo Three Flags, Inc. including Amendment No. 1 dated October 4, 1999 (incorporated herein by reference to Exhibit 10.4 to Form 10-QSB filed November 15, 1999).

10.17	Letter Agreement dated December 8, 1999 between the Company and Carrefour, S.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB filed February 14, 2000) (portions omitted pursuant to a request for confidential treatment).

10.18	Services Agreement dated March 29, 2000 between the Company and Carrefour, S.A. (incorporated herein by reference to Exhibit 10.18 to Form 10-KSB filed June 19, 2000) (portions omitted pursuant to a request for confidential treatment).

10.19	Employment Agreement by and between SourcingLink and David Rowe dated October 19, 2001 (incorporated herein by reference to Exhibit 10.19 to Form 10-QSB filed February 14, 2003).*

10.20	Amendment No. 2 to Bernardo Executive center Gross Office Lease dated August 20, 2002 between the Company and Bernardo Three Flags, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-QSB filed November 13, 2002).

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 13(a) of Form 10-KSB.