Form 10QSB
period 2003-06-30
SOURCINGLINK NET INC
filed 2003-08-08
CIK 825517

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Shares of common stock outstanding as of August 1, 2003: 9,365,461 shares

SourcingLink.net, Inc.

CONTENTS

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

SourcingLink.net, Inc.

Condensed Balance Sheets

	June 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,076,000	$1,346,000
Accounts receivable, net	177,000	171,000
Other current assets	97,000	59,000

Total current assets	1,350,000	1,576,000
Property and equipment, net	102,000	129,000
Other non-current assets	46,000	46,000

Total assets	$1,498,000	$1,751,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$698,000	$733,000
Deferred revenue	299,000	146,000

Total current liabilities	997,000	879,000

STOCKHOLDERS’ EQUITY
Common stock	9,000	9,000
Additional paid in capital	24,866,000	24,866,000
Accumulated deficit	(24,374,000)	(24,003,000)

Total stockholders’ equity	501,000	872,000

Total liabilities and stockholders’ equity	$1,498,000	$1,751,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.

Condensed Statements Of Operations

(Unaudited)

	Three months ended June 30,
	2003	2002
Revenue:
Professional services	$484,000	$861,000
Subscribers	43,000	45,000

	527,000	906,000

Cost of revenue:
Professional services	195,000	260,000
Subscribers	39,000	48,000

	234,000	308,000

Gross profit	293,000	598,000

Operating expenses:
Selling, general and administrative	567,000	814,000
Product development	98,000	157,000

Total operating expenses	665,000	971,000

Operating loss	(372,000)	(373,000)

Other income (expense), net	(1,000)	85,000
Interest income	2,000	9,000

Net loss	$(371,000)	$(279,000)

Net loss per share (basic and diluted)	$(0.04)	$(0.03)

Weighted average number of shares used in per share calculation (basic and diluted)	9,363,000	9,357,000

The accompanying notes are an integral part of these condensed financial statements

SourcingLink.net, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(371,000)	$(279,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	27,000	103,000
Unrealized exchange gain	—	(1,000)
Gain recognition on accumulated foreign currency translation adjustments in connection with liquidation of a subsidiary	—	(86,000)
Changes in operating assets and liabilities - net	74,000	(364,000)

Net cash used in operating activities	(270,000)	(627,000)

Cash flows from investing activities:
Purchases of fixed assets	—	(55,000)

Net cash used in investing activities	—	(55,000)

Net decrease in cash and cash equivalents	(270,000)	(682,000)

Cash and cash equivalents, beginning of the period	1,346,000	2,934,000

Cash and cash equivalents, end of the period	$1,076,000	$2,252,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of presentation:

The interim condensed financial statements of SourcingLink.net, Inc. (“SourcingLink” or the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The year-end balance sheet data at March 31, 2003 was derived from the audited financial statements.

The condensed financial statements for the three months ended June 30, 2002 are consolidated to include the accounts of SourcingLink.net, Inc. and its wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated in consolidation. Effective June 30, 2002, the Company liquidated this non-operating subsidiary, and transferred the remaining assets and liabilities, which were not significant, to the Company. As a result of this liquidation, a one-time gain of $98,000 was recognized, of which $86,000 relates to recognition of accumulated foreign currency translation amounts.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2003.

2. Capital resources:

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred net losses from operations and at June 30, 2003, the Company had an accumulated deficit of approximately $24.4 million. For the quarter ended June 30, 2003, the Company had a net loss of $371,000 and operating cash outflows of $270,000, and for the fiscal year ended March 31, 2003, the net loss was $1,520,000 and the operating cash outflows were $1,444,000. Cash and cash equivalents at June 30, 2003 were $1,076,000. During fiscal year 2003, as the Company approached successful completion of its services under a three-year, $9 million contract with a major customer, management reduced costs, primarily in the form of a reduction in manpower and related expenses, in anticipation of the reduction in revenue and cash flow following the completion of this large, multi-year contract. The reduction in force was carried-out principally in the third quarter of fiscal year 2003. The Company plans to maintain this lower level of investment in marketing, operations and product development until it increases its customer base or obtains additional new equity financing. The Company’s success depends on executing in a timely manner its sales and marketing plans, including the retention and expansion of its customer base, the continued salability of its Internet-based merchandise sourcing solutions, and obtaining the funds necessary to carry-on these activities through sales to both existing and new customers or through additional new equity or debt financing.

The Company currently has the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock through September 2003, which would provide up to an additional $325,000 of equity capital. Management believes that current cash balances, together with cash flows from existing hosted solutions and professional services agreements and callable common stock warrants, will be sufficient to fund the Company’s operations through at least the next 12 months if anticipated new customer acquisitions and the related cash flow occur in accordance with current plans. However, in the event that management’s expectations of future operating results are not achieved, or in the event that the Company is unable to maintain its relationships with existing customers, or if the timing of acquiring new customers and cash receipts from any such customer is later than planned, then the Company would likely be required to raise additional capital through the sale of equity and/or debt to sustain its operations or to reduce expenditures significantly to enable current cash reserves to fund operations for at least the next 12 months.

The Company’s major customer contract will be completed in the first part of fiscal 2004, and as of May 2003 the Company has received the full balance due for services under the contract, including all fees for services to be performed in connection with such contract during fiscal 2004. This contract has generated the majority of the Company’s revenue and cash flow in fiscal years 2003, 2002 and 2001. The Company plans to market its services and hosted solutions to generate new business from both existing and new customers. However, if the timing of our acquisition of anticipated new customers and the related timing of cash receipts from sales to any such customers do not meet the Company’s plans, then to fund operations beyond the next 12 months, the Company would be required to either reduce operating spending significantly, which would materially and adversely affect its business, or raise additional capital through the sale of equity and/or debt.

There can be no assurance that the Company will retain its existing customers or obtain additional customers, or that if additional customers are obtained they will generate cash receipts for the Company within the needed time frame, or that equity or debt financing, if required within or beyond the next 12 months, will be available on acceptable terms, or at all.

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

Basic and diluted earnings (loss) per share are calculated as follows for the three months ended June 30, 2003 and 2002 (unaudited):

	Three months ended June 30,
Basic and diluted:	2003	2002
Net loss	$(371,000)	$(279,000)

Weighted average shares outstanding for the period	9,363,000	9,357,000

Net loss per share	$(0.04)	$(0.03)

At June 30, 2003, the Company had 835,862 options and 1,276,430 warrants outstanding to purchase shares of common stock compared to 835,862 options and 1,280,015 warrants outstanding at March 31, 2003. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Subsequent to the end of the quarter ended June 30, 2003, the Company issued 1,118,912 additional options to purchase shares of common stock to its employees and directors.

4. Comprehensive loss:

Comprehensive loss for the three months ended June 30, 2003 and 2002 was $371,000 and $366,000, respectively. There is no difference in comprehensive loss and net loss for the quarter ended June 30, 2003. The difference between comprehensive loss and net loss in the quarter ended June 30, 2002 is the treatment of cumulative foreign currency translation adjustments. Of the total $87,000 cumulative foreign currency translation adjustment in the quarter ended June 30, 2002, $86,000 resulted from recognition of a gain on accumulated foreign currency translation amounts upon the liquidation of the Company’s non-operating subsidiary in France.

5. Recent pronouncements:

In May 2003, the Financial Accounting Standards Board issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS No. 150 requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is required to adopt FAS No. 150 for financial instruments entered into or modified after May 31, 2003.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Report, including, without limitation, statements containing the words “may,” “will,” “believes,” “anticipates,” “plans,” “expects” or the negative or other variations thereof or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption “Risk Factors” below, and are discussed in more detail in the “Risks Related to Our Business” section of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

We provide comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based hosted solution, branded MySourcingCenter®, addresses the pre-order phase of business-to-business merchandise sourcing. MySourcingCenter® provides immediate connectivity between retail merchandise buyers and their suppliers worldwide. The solution organizes and automates a broad range of sourcing activities, improving productivity and reducing costs and buying lead-times. Generally, this is accomplished with branded, private sourcing networks for each retailer, so that supplier relationships remain confidential. For merchandise suppliers, MySourcingCenter® provides a sales tool to enhance existing trading relationships and reduce costs with electronic forms and online communications. We provide complementary enablement and strategic sourcing services for retail buyers and merchandise suppliers. Strategic sourcing services involves a methodology and process for providing savings to retailers through auction-based trading events. MySourcingCenter® enablement services include the training of buyers and suppliers on Internet-based business-to-business tools and exchanges to bring buyers and suppliers together in on-line environments.

In March 2000, we entered into a services contract with Paris, France-based Carrefour S.A. (the “Carrefour contract” or the “Carrefour agreement”). The agreement with Carrefour, the world’s second largest retailer, provided that we would receive a minimum of $9 million for services to be performed over a three-year period which began on April 1, 2000. We are completing our services work in the first part of fiscal year 2004 under the Carrefour agreement, and as of May 2003 we received the full $9 million amount due for services under the contract (including the work to be performed pursuant to the Carrefour agreement during fiscal year 2004). Under the Carrefour contract, we are assisting Carrefour with its implementation and use of Web-based trading exchange functionality and processes between its buyers and suppliers worldwide.

In October 2001, we signed an agreement with the WorldWide Retail Exchange, (“WWRE”), under which our Professional Services can be marketed jointly and sold by the WWRE to retail members of the exchange. We signed an additional agreement with the WWRE in August 2002 that expanded the services offering available to WWRE members and provided for WWRE support of contracts directly between WWRE’s members and us. In terms of membership, WWRE is the largest exchange in the retail industry with approximately 60 members around the globe, most of whom are large, international retailers. Work associated with these WWRE contracts is performed under statements of work for the various projects that arise, or more recently under direct agreements with member retailers, in conjunction with the WWRE.

The majority of our revenue has been derived from services performed under the Carrefour contract. We are actively pursuing retailers for our MySourcingCenter® solution, as well as additional customers for our professional services, including the WWRE and its member retailers, independent retailers and large suppliers or other manufacturers that may need similar training and assistance.

Accumulated Losses

From our inception in 1993 through June 30, 2003, we have incurred net losses of approximately $24.4 million, primarily as a result of costs to develop our technology, to develop and introduce our sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. Our prospects must be considered in light of our operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development and customer use of their solutions, particularly companies in new, unproven and rapidly evolving markets. The limited history of customer adoption of our solution makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that we will grow or that we will be able to achieve or sustain profitability. Our success is highly dependent on our ability to maintain relationships with our main customers and execute in a timely manner our sales and marketing plans, including the expansion of our customer base, of which no assurance can be made. Additional factors in our success include, but are not limited to, the ability to raise additional capital and continued contributions of key management, consulting, development, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on our business, operating results or financial condition.

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

Revenue Recognition. Our revenues are generated from fees for professional services and for subscriber access to and use of our hosted Internet solution. For professional services, the fees are based on either a percentage of savings achieved for the customer or labor provided at day-rates, and out-of-pocket expenses. For our hosted solutions, the fees consist of fixed annual subscription fees. Subscriber revenues are recognized ratably over the period of subscription. Revenues from professional services are recognized as the auction event is completed and approved for savings-based work and as the services are provided for projects billed at day-rates, in accordance with the terms of the related agreements. Amounts received in advance of satisfying revenue recognition criteria are classified as deferred revenue.

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

Product Development. All application development expenditures are expensed as incurred. In March 2000, Emerging Issues Task Force (“EITF”) 00-2 “Accounting for Web Site Development Costs” was released. EITF 00-2 provides guidance on how an entity should account for costs involved in Web site development, including planning, developing software to operate the Web site, graphics, content, and operating expenses. EITF 00-2 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. We adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with our Web site were recorded in accordance with EITF 00-2 with capitalized costs amortized on the straight-line method over a period of two years. Since October 2002, no Web site development costs have been capitalized by us based on the nature of the costs incurred, and as of March 31, 2003 an impairment charge was recorded to write-down the remaining net book value of previously capitalized Web site development costs.

Results of operations for the three months ended June 30, 2003 and 2002

Revenue. Total revenue for the three months ended June 30, 2003 decreased $379,000, or 42%, to $527,000 from $906,000 in the three months ended June 30, 2002. This includes a decrease in professional services revenue of $377,000 to $484,000 this fiscal year from $861,000 in the same period one year ago. The decrease in professional services revenue is primarily due to the ramp-down of services under the Carrefour contract as we are nearing successful completion of the approximately three-years of services activity under that agreement. Subscriber revenue of $43,000 in this year’s first quarter is nearly unchanged from the $45,000 in the same three months of the prior fiscal year.

We are working with the International Purchasing Department of Leroy Merlin, whose buyers use MySourcingCenter® with their merchandise suppliers. In addition to Leroy Merlin, we are pursuing other hardgoods retailers whose suppliers are considered prime candidates to adopt MySourcingCenter®, and are in active discussion with several such retailers. We are completing our services work in the first part of fiscal year 2004 under the Carrefour agreement, and as of May 2003 we have received the full balance due for services under this $9 million contract, including all amounts due for services rendered and to be rendered under the contract during fiscal year 2004. We are working with a member of the WWRE under a services agreement, and are discussing other services opportunities with the WWRE and certain of its members. We are also working with independent retailers as well as manufacturing companies that are large suppliers to retailers, or consumer packaged goods companies, and an exchange for such suppliers. We will continue marketing our services to retail and consumer packaged goods companies as we attempt to build this business area to offset the upcoming completion of our services work with Carrefour under the Carrefour contract.

Due to the expected upcoming successful completion in this fiscal year of the services under the Carrefour contract, we expect that professional services revenue in fiscal year 2004 will decline from the level achieved in the fiscal year ended March 31, 2003. For MySourcingCenter™ subscriber revenue, our solution involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers thus increasing the difficulty of the sales and marketing task. In addition, supplier adoption is generally linked to use of MySourcingCenter® by large retail companies as a branded, private sourcing network, which typically requires the approval of multiple parties and management levels within the retail organization, frequently resulting in lengthy sales and implementation cycles.

Cost of Revenue. For the three months ended June 30, 2003, the cost of revenue decreased $74,000, or 24%, to $234,000 from $308,000 in the prior year’s first quarter. The overall decrease includes lower costs of both professional services and subscriber revenue. The cost of professional services revenue decreased due to the lower level of revenue in the current year’s first quarter, with an associated reduction in the related labor and other services delivery costs. The cost of subscriber revenue decreased due to a reduction in depreciation expense.

Total gross profit declined by $305,000 to $293,000, or 56% of overall revenue, compared to $598,000, or 66% of total revenues in the three months ended June 30, 2002. The decline in the dollar amount of gross profit is primarily the result of the impact of the lower services revenue in the current year’s first quarter. The decline in gross profit as a percent of sales is primarily attributable to higher costs as a percent of sales during this year’s first quarter for our services work related to online reverse auctions that is being billed based on a percentage of savings achieved for the customer. The first quarter of the prior fiscal year contained no such savings-based work.

We expect that with the Carrefour contract nearing completion, more of our services contracts and revenue will be based on charging customers a percentage of savings achieved. Such work usually involves an upfront investment of time and expenses prior to the beginning of the fee-bearing reverse auction events. In addition, the savings generated, and therefore the fees and gross profit margins, will vary from auction to auction. Future gross profit margins may also be impacted by both the mix and level of subscriber and professional services revenue, and by the pricing opportunities for, and labor, network and other costs associated with, future subscription revenue. As these factors and their effect on margins are not currently predictable, historical gross profit margins are not necessarily indicative of gross profit margins to be expected in the future.

Operating Expenses

Selling, General and Administrative Expenses. In the three months ended June 30, 2003, our selling, general and administrative expenses decreased by $247,000, or 30%, to $567,000 from $814,000 in the three months ended June 30, 2002. The decrease in these expenses is primarily attributable to reduced labor and related costs from the reduction in our employee base in the third quarter of fiscal year 2003 as we took steps to better align our cost structure with the expected revenue base.

Management expects that selling, general and administrative expenses will remain at or near current levels until we obtain new retailer and supplier customers for our MySourcingCenter® online solution, at which time increased costs are expected to be required to support any such higher revenue base.

Product Development Expenses. Product development expenses during the first quarter of fiscal year 2004 decreased by $59,000, or 38%, to $98,000 from $157,000 in the three months ended June 30, 2002. The decrease in product development expenses is primarily due to lower depreciation and amortization expense as compared to the prior year’s first quarter. This reduction in depreciation and amortization is largely attributable to the impairment charge recorded in the fourth quarter of fiscal year 2003 to write-down the net book value of our capitalized Web site development costs. The decrease in product development expenses is also partially due to the lower manpower costs this year as compared to the first quarter of the prior year, resulting from the reduction in force that took place in the third quarter of fiscal year 2003.

We anticipate upgrading our development staff, and expect that, to the extent that we obtain new customers for our solution and our sources of cash flow permit, product development expenses may be higher in the latter half of the current fiscal year than such costs were in the quarter just completed.

Other Income (Expense), net and Interest Income. The principal components of other income (expense), net, are certain franchise taxes and, in the quarter ended June 30, 2002, exchange gains from foreign currency translation amounts related to our subsidiary in France. During the first quarter of last fiscal year, we liquidated this non-operating subsidiary in order to reduce the related administrative costs. As a result of this liquidation, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000. Primarily as a result of this one-time gain, other income (expense), net was a gain of $85,000 in the three months ended June 30, 2002. This compares to an expense of $1,000 in the three months ended June 30, 2003 when no such gain was present. Interest income was $2,000 and $9,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease in interest income is primarily attributable to the decrease in cash on-hand this year as compared to the prior year.

Income Taxes. We recorded a net loss of $371,000 during the three months ended June 30, 2003, and we had net losses of $1,520,000 and $1,951,000 in fiscal years 2003 and 2002, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of June 30, 2003, we had net operating loss carryforwards for United States income tax purposes of approximately $17.4 million. These losses expire at various dates between 2011 and 2024. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of our net operating loss carryforwards and deferred tax assets due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

Liquidity and Capital Resources

Our cash and cash equivalents at June 30, 2003 were $1,076,000, compared to $1,346,000 at March 31, 2003. Cash used in the three months ended June 30, 2003 and 2002 was $270,000 and $682,000, respectively. Such cash usage in both periods is primarily attributable to cash used for operating activities.

In the quarter ended June 30, 2003, our operating activities used cash of $270,000. Our net loss for the three-month period was $371,000. Non-cash items and changes in operating assets and liabilities resulted in increased cash of $101,000, and consisted mainly of an increase in deferred revenue which was partially offset by depreciation and amortization expense, a decrease in other current assets and an increase in accounts payable and accrued expenses.

In the quarter ended June 30, 2002, our operating activities used cash of $627,000. Our net loss for the three-month period was $279,000. Non-cash items and changes in operating assets and liabilities resulted in a reduction in cash of $348,000, and consisted mainly of an increase in accounts receivable, a decrease in accounts payable and accrued expenses, and gain recognition on cumulative foreign currency translation adjustments in connection with liquidation of our non-operating subsidiary. These items were partially offset by depreciation and amortization expense. The change in accrued expenses excludes $106,000 related to the issuance of options for the purchase of SourcingLink common stock provided to certain employees in lieu of cash incentive compensation. The reduction in accounts payable and accrued expenses is primarily related to first quarter payments on accruals related to end-of-year activities such as legal and audit fees for our annual report on Form 10-KSB and incentive compensation. Our investing activities consisted of the purchase of equipment and software totaling $55,000, of which the major component was the capitalization of Web site development costs.

We are completing our services work under the three-year, $9 million agreement with Carrefour in the first part of fiscal 2004, and as of May 2003 we have received the full balance due for services under the contract, including all fees for services to be performed under the contract during fiscal 2004. In the third quarter of fiscal year 2003, in anticipation of a lower revenue base expected with the completion of the services contract with Carrefour, we reduced certain operating expenses to lower the rate of consumption of cash. We plan to maintain this lower level of investment in sales and marketing, management and product development of our solution and services until we increase our customer base or obtain additional equity financing. We expect to draw on our cash-on-hand as well as anticipated cash flow from sales to both existing and new customers to provide funds for our operations. In addition, we currently have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock through September 2003, which would provide up to $325,000 of equity capital. If the timing of our acquisition of anticipated new customers and the related timing of cash receipts from sales to any such customers do not meet our plan, it is likely that we will require additional equity or debt financing during fiscal year 2004. We may not be able to obtain such anticipated new customers or additional equity or debt financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

The Carrefour contract has provided a base of revenue for the last three fiscal years, and has also generated a substantial portion of our cash flow during that period. We expect to increase our revenue from other sources with both additional services contracts as well as rollouts of MySourcingCenter® with retailers and their suppliers. These rollouts are anticipated to be in the form of private environments in which retailers can collaborate and source with their suppliers on a secure basis, and transfer electronic supplier information directly into retailer in-house systems. We have successfully completed a rollout of MySourcingCenter® with the International Purchasing Department of Leroy Merlin, as previously discussed. We believe we will successfully complete additional similar rollouts during the next 12 months, however, we cannot assure that such rollouts will take place.

The anticipated non-Carrefour services revenues and, in particular, MySourcingCenter® rollouts are significant to our near-term sources of expected cash flow. For revenue recognition purposes, MySourcingCenter® subscriber revenue is recognized ratably over the annual period of the subscription. A significant assumption in our cash flow planning is that the cash from subscribers will be collected in full at the beginning of the 12-month subscription period. However, this assumption may not prove accurate. Based on our expectations of future cash flow from existing sources of revenue and callable common stock warrants, we believe that our cash balances are sufficient to fund our operating needs for the next 12 months if our anticipated new customer acquisitions and the related cash flow occur as planned. If we are unable to maintain our relationships with existing customers and obtain expected new customers, or if our timing of acquiring new customers and cash receipts from any such customers is later than planned, then to fund operations during or beyond the next 12 months, we would likely be required to raise additional capital through the sale of equity and/or debt.

We cannot assure you that we will retain our existing customers or obtain additional customers, or that if we do obtain additional customers they will generate cash receipts for us within the needed time frame, or that any equity or debt financing, if required within or beyond the next 12 months, will be available on acceptable terms, or at all.

The financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. We have incurred recurring losses from operations, had recurring negative cash flows, and have a significant accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern.

We currently do not have a bank credit line. We do not intend to pay cash dividends with respect to shares of our capital stock in the foreseeable future.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS No. 150 requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is required to adopt FAS No. 150 for financial instruments entered into or modified after May 31, 2003.

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

We incurred a net loss of $371,000 in the first three months of fiscal year 2004, and net losses of $1,520,000 in fiscal 2003 and $1,951,000 in fiscal 2002. As of June 30, 2003, we had an accumulated deficit of approximately $24.4 million. As of May 2003, we have received the final payment for services under the Carrefour contract, including services to be rendered during fiscal 2004 in connection with such contract. The Carrefour contract has generated the majority of our revenue and cash flow in fiscal years 2003, 2002 and 2001. In the third quarter of fiscal year 2003, in anticipation of a lower revenue base, we reduced certain operating costs, primarily labor and related expenses. While our cost base has been reduced, we still expect to incur significant operating and product development expenses as we continue to market our services and hosted solutions to both existing and new customers. As a result, we expect to incur losses in upcoming fiscal quarters.

We currently have the right to call for the exercise of approximately 605,000 warrants for the purchase of common stock through September 2003, which would provide up to $325,000 of equity capital. We believe that current cash balances, together with cash flows from existing hosted solutions and professional services agreements and callable common stock warrants, will be sufficient to fund our operations through at least the next 12 months if anticipated new customer acquisitions and the related cash flows occur in accordance with current plans. However, in the event that our expectations of future operating results are not achieved, or in the event that we are unable to maintain our relationships with existing customers, or if the timing of acquiring new customers and cash receipts from any such customer is delayed, then we would likely be required to raise additional capital through the sale of equity and/or debt to sustain our operations or to reduce expenditures significantly to enable current cash reserves to fund operations for at least the next 12 months and beyond.

We cannot assure you that we will retain our existing customers or obtain additional customers, or that if additional customers are obtained they will generate cash receipts for us within the needed time frame, or that equity or debt financing, if required within or beyond the next 12 months, will be available on acceptable terms, or at all.

In their audit report, our former independent auditors expressed substantial doubt about our ability to continue as a going concern.

Our former independent auditors included a “going concern” paragraph in their audit report dated June 11, 2003 on our financial statements for our fiscal year ended March 31, 2003. Their report states that we have suffered recurring losses from operations, have an accumulated deficit, and have continued to use cash in our operating activities, all of which our former independent auditors believe raise substantial doubt about our ability to continue as a going concern. Our financial statements assume we will continue as a going concern, but our ability to do so may require that we acquire new customers, and cash receipts from such customers on a timely basis, or that we obtain additional financing. Although we believe that our current operating plan will allow us to continue as a going concern, we cannot assure you that we will achieve, in the future, positive cash flow from operations or be able to secure additional financing as needed on favorable terms, or at all. In the event that the expectations under our operating plan are not achieved, and we are not able to secure additional financing as needed, we may not be able to continue as a going concern.

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

The Carrefour contract will be completed in the first part of fiscal 2004. As mentioned above, this contract has generated the majority of our revenue and cash flow in fiscal years 2003, 2002 and 2001. We plan to market our services and hosted solutions to generate new business from both existing and new customers. However, if the timing of our acquisition of anticipated new customers and the related timing of cash receipts from sales to any such customers do not meet our plans, then to fund operations during or beyond the next 12 months, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise capital through additional equity and/or debt financing. We cannot assure you that we will retain our existing customers or obtain additional customers, or that if additional customers are obtained they will generate cash receipts for us within the needed time frame, or that equity or debt financing, if required within or beyond the next 12 months, will be available on acceptable terms, or at all.

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

Our common stock is neither listed on any exchange nor on the Nasdaq system. Our common stock is reported on the OTC Bulletin Board. Because our shares are not listed on any exchange nor the Nasdaq system, they are subject to the regulations regarding trading in “penny stocks” which are those securities trading for less than $5.00 per share. The following is a list of the primary restrictions on the sale of penny stocks:

•	Prior to the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding.

•	A broker-dealer must obtain from the purchaser a written agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”

•	The Securities Exchange Act of 1934 requires that prior to effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

•	A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

As a result of our common stock not being listed on an exchange or the Nasdaq system and the rules regarding penny stock transactions, an investor’s ability to convert shares of our common stock into cash or to sell to a third party may be very limited. We make no guarantee that our current market-makers will continue to make a market in our securities, or that any market for our securities will continue.

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

Exchanges such as GlobalNetXchange and the WWRE are owned primarily by retailers and are focused exclusively on retail merchandise procurement. Companies such as FreeMarkets, Inc. provide general Internet-based sourcing capabilities and services for buyers and suppliers in a business-to-business electronic marketplace. Companies that provide electronic catalogs and content management services could expand their offerings to include sourcing functionality. Our indirect competitors are traditional value-added network solution providers that have extended their value-added network connections over the Internet. We also face indirect competition from both new and traditional companies that are focused on trading exchanges or marketplaces that allow merchandise buyers and sellers to access each other on channels within new or existing portals. One or more of these companies may develop and add preorder merchandise sourcing capabilities to their existing product offerings, giving these companies a broader or more comprehensive solution than our solution, which could adversely affect our business. We also expect that additional established and emerging companies will seek to enter our solutions market as it continues to develop and expand.

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

Our current systems, procedures and controls may be inadequate to support the growth and the expansion of our services or solution business.

As the services under the Carrefour contract will be completed in the first part of fiscal 2004, we currently plan to expand the geographic scope of our services customer base and operations, and to acquire new customers for our hosted Internet solution that will require rolling out the solution to suppliers around the globe. These activities will result in substantial demands on our management resources. Our ability to compete effectively and to manage any future expansion of our services, operations and solution rollouts will require us to continue to improve our financial and management controls, reporting systems, project management and procedures on a timely basis, and expand, train and manage our employee work force. We may encounter difficulties in transitioning our business in the services area or in rolling out our solution to large numbers of suppliers, and our personnel, systems, procedures and controls may be inadequate to support our future operations.

Our business is susceptible to risks associated with international operations.

We market our solution and services to retailers worldwide, and historically have derived a significant portion of our revenues from international sales. As such, we are subject to risks associated with international business activities, including unexpected changes in regulatory requirements and the burdens of complying with a wide variety of foreign laws; longer accounts receivable payment cycles and difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; and currency exchange rate fluctuations, which could increase the cost of our solution and services.

If we are not able to apply our net operating losses against taxable income in future periods, our financial results will be harmed.

Our ability to apply our net operating losses against taxable income in future periods will affect our future net income and cash flow. As of June 30, 2003, our net operating losses totaled approximately $17.4 million for United States federal tax reporting purposes. Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited due to changes in ownership of more than 50%. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses, harming our financial condition.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Exchange Act of 1934. No significant changes in the Company’s internal controls or in other factors have occurred that could significantly affect these internal controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, dated June 23, 2003, was filed during the first quarter of 2004 to announce the Company’s financial results for the fourth quarter and year ended March 31, 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2003	SourcingLink.net, Inc.

	By:	/s/ Gary Davidson
Gary Davidson,
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)