Form 10QSB
period 2003-09-30
SOURCINGLINK NET INC
filed 2003-11-13
CIK 825517

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  YES    ☐  NO

Shares of common stock outstanding as of November 10, 2003: 12,698,794 shares

SourcingLink.net, Inc.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

SourcingLink.net, Inc.

Condensed Balance Sheets

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$851,000	$1,346,000
Accounts receivable, net	299,000	171,000
Other current assets	83,000	59,000

Total current assets	1,233,000	1,576,000

Property and equipment, net	95,000	129,000
Other non-current assets	46,000	46,000

Total assets	$1,374,000	$1,751,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$741,000	$733,000
Deferred revenue	99,000	146,000

Total current liabilities	840,000	879,000

STOCKHOLDERS’ EQUITY
Common stock	13,000	9,000
Additional paid in capital	25,328,000	24,866,000
Accumulated deficit	(24,807,000)	(24,003,000)

Total stockholders’ equity	534,000	872,000

Total liabilities and stockholders’ equity	$1,374,000	$1,751,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.

Condensed Statements Of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Revenue:
Professional services	$377,000	$670,000	$861,000	$1,531,000
Subscribers	44,000	49,000	87,000	94,000

	421,000	719,000	948,000	1,625,000

Cost of revenue:
Professional services	205,000	217,000	400,000	477,000
Subscribers	32,000	54,000	71,000	102,000

	237,000	271,000	471,000	579,000

Gross profit	184,000	448,000	477,000	1,046,000

Operating expenses:
Selling, general and administrative	512,000	802,000	1,079,000	1,616,000
Product development	102,000	162,000	200,000	319,000

Total operating expenses	614,000	964,000	1,279,000	1,935,000

Operating loss	(430,000)	(516,000)	(802,000)	(889,000)

Other income (expense), net	(5,000)	—	(6,000)	85,000
Interest income	2,000	6,000	4,000	15,000

Net loss	$(433,000)	$(510,000)	$(804,000)	$(789,000)

Net loss per share (basic and diluted)	$(0.04)	$(0.05)	$(0.08)	$(0.08)

Weighted average number of shares used in per share calculation (basic and diluted)	10,923,000	9,360,000	10,143,000	9,359,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(804,000)	$(789,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	48,000	208,000
Unrealized exchange gain	—	(1,000)
Loss on retirement of fixed assets	3,000	—
Gain recognition on accumulated foreign currency translation adjustments in connection with liquidation of a subsidiary	—	(86,000)
Changes in operating assets and liabilities—net	(191,000)	(316,000)

Net cash used in operating activities	(944,000)	(984,000)

Cash flows from investing activities:
Purchases of fixed assets	(17,000)	(144,000)

Net cash used in investing activities	(17,000)	(144,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	466,000	—

Net cash provided by financing activities	466,000	—

Net decrease in cash and cash equivalents	(495,000)	(1,128,000)

Cash and cash equivalents, beginning of the period	1,346,000	2,934,000

Cash and cash equivalents, end of the period	$851,000	$1,806,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of presentation:

The interim condensed financial statements of SourcingLink.net, Inc. (“SourcingLink” or the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The year-end balance sheet data at March 31, 2003 was derived from the audited financial statements.

The condensed financial statements for the six months ended September 30, 2002 are consolidated to include the accounts of SourcingLink.net, Inc. and, for the first three months of that period, its wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated in consolidation. Effective June 30, 2002, the Company liquidated this non-operating subsidiary, and transferred the remaining assets and liabilities, which were not significant, to the Company. As a result of this liquidation, a one-time gain of $98,000 was recognized, of which $86,000 relates to recognition of accumulated foreign currency translation amounts.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2003.

2. Capital resources:

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred net losses from operations and at September 30, 2003, the Company had an accumulated deficit of approximately $24.8 million. For the six months ended September 30, 2003, the Company had a net loss of $804,000 and operating cash outflows of $944,000, and for the fiscal year ended March 31, 2003, the net loss was $1,520,000 and the operating cash outflows were $1,444,000. Cash and cash equivalents at September 30, 2003 were $851,000. During fiscal year 2003, as the Company approached successful completion of its services under a three-year, $9 million contract with a major customer, management reduced costs, primarily in the form of a reduction in manpower and related expenses, in anticipation of the reduction in revenue and cash flow following the completion of this large, multi-year contract. The reduction in force was carried-out principally in the third quarter of fiscal year 2003. The Company plans to maintain this lower level of investment in marketing, operations and product development until it increases its customer base or obtains additional financing. The Company’s success depends on executing in a timely manner its sales and marketing plans, including the retention and expansion of its customer base, the continued salability of its Internet-based merchandise sourcing solutions, and obtaining the funds necessary to carry-on these activities through sales to both existing and new customers or through additional new equity or debt financing.

The Company currently has the right to call for the exercise of approximately 367,000 warrants for the purchase of common stock through June 2004, which would provide up to an additional $55,000 of equity capital. Management believes that current cash balances, together with cash flows from existing and expected hosted solutions and professional services agreements and net proceeds from the Private Placement (as defined in Note 5 below), will be sufficient to fund the Company’s operations through at least the next 12 months if anticipated new customer acquisitions and the related cash flow occur in accordance with current plans. However, in the event that management’s expectations of future operating results and the Private Placement are not achieved, or in the event that the Company is unable to maintain its relationships with existing customers, or if the timing of acquiring new customers and cash receipts from any such customer is later than planned, then the Company would likely be required to raise additional capital beyond the proceeds of the Private Placement through the sale of equity and/or debt to sustain its operations or to reduce expenditures significantly to enable current cash reserves to fund operations for at least the next 12 months. In August 2003, the Company completed a private placement of 3,333,333 shares of common stock and 366,667 warrants for the purchase of common stock to five institutional investors. Net proceeds to the Company from this private placement were $466,000.

The services under the Company’s major customer contract have been completed in the first part of fiscal 2004, and as of May 2003 the Company received the full balance due for services under the contract, including all fees for services in connection with such contract during fiscal 2004. This contract has generated the majority of the Company’s revenue and cash flow in fiscal years 2003, 2002 and 2001. The Company plans to market its services and hosted solutions to generate new business from both existing and new customers. However, if the timing of the Company’s acquisition of anticipated new customers and the related timing of cash receipts from sales to any such customers do not meet the Company’s plans, then to fund operations beyond the next 12 months, the Company would be required to either reduce operating spending significantly, which would materially and adversely affect its business, or raise additional capital beyond the proceeds of the Private Placement through the sale of equity and/or debt.

There can be no assurance that the Company will retain its existing customers or obtain additional customers, or that if additional customers are obtained they will generate cash receipts for the Company within the needed time frame, or that equity or debt financing required within or beyond the next 12 months will be available on acceptable terms, or at all.

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

Basic and diluted earnings (loss) per share are calculated as follows for the three and six months ended September 30, 2003 and 2002 (unaudited):

	Three months ended September 30,		Six months ended September 30,
Basic and diluted:	2003	2002	2003	2002
Net loss	$(433,000)	$(510,000)	$(804,000)	$(789,000)

Weighted average shares outstanding for the period	10,923,000	9,360,000	10,143,000	9,359,000

Net loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.08)

At September 30, 2003, the Company had 1,919,165 options and 1,276,430 warrants outstanding to purchase shares of common stock compared to 835,862 options and 1,280,015 warrants outstanding at March 31, 2003. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

4. Stock Based Employee Compensation Plans:

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company’s net losses would have been increased to the pro forma amounts indicated below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss attributed to common stockholders – as reported	$(433,000)	$(510,000)	$(804,000)	$(789,000)
Stock based employee compensation under fair value based method	(68,000)	(87,000)	(109,000)	(172,000)

Net loss attributed to common stockholders – pro forma	$(501,000)	$(597,000)	$(913,000)	$(961,000)

Loss per share – as reported	$(0.04)	$(0.05)	$(0.08)	$(0.08)

Loss per share – pro forma	$(0.05)	$(0.06)	$(0.09)	$(0.10)

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods using an accelerated graded method in accordance with Financial Accounting Standards Board Interpretation 28.

The fair value of option grants for the Company’s stock option plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.40%	4.48%
Expected life	5 years	5 years
Expected volatility	200%	200%
Expected dividend yield	0.0%	0.0%

5. Comprehensive loss:

Comprehensive loss for the three months ended September 30, 2003 and 2002 was $433,000 and $510,000, respectively. For the six months ended September 30, 2003 and 2002 the comprehensive loss was $804,000 and $876,000, respectively. There is no difference in comprehensive loss and net loss for the three and six months ended September 30, 2003, or for the three months ended September 30, 2002. The difference between comprehensive loss and net loss in the six months ended September 30, 2002 is the treatment of cumulative foreign currency translation adjustments. Of the total $87,000 cumulative foreign currency translation adjustment in such six-month period, $86,000 resulted from recognition in the quarter ended June 30, 2002 of a gain on accumulated foreign currency translation amounts upon the liquidation during that period of the Company’s non-operating subsidiary in France.

6. Other Events:

On September 26, 2003, the Company’s Board of Directors approved, subject to stockholder approval, (i) a 5,100-to-1 reverse stock split to be immediately followed by a 1-to-5,100 forward stock split, and to provide for payment in cash to those stockholders holding, prior to the reverse stock split, fewer than 5,100 shares of common stock (the “Split Transaction”), and (ii) the issuance and sale in a private placement to a principal stockholder, St. Cloud Investments Ltd., of 3,333,333 shares of the Company’s common stock at $0.15 per share and a warrant to purchase up to an additional 366,667 shares of common stock at an exercise price of $0.15 per share (the “Private Placement” and referred to collectively with the Split Transaction as the “Transactions”). The Board of Directors preliminarily approved the Transactions on August 22, 2003, subject to receipt of fairness opinions from Friend & Company (“Friend”), the Company’s independent financial advisor, and stockholder approval. On September 26, 2003, the Board approved the Transactions following its receipt of fairness opinions from Friend with regard to (i) the per share cash amount to be paid in the reverse split, and (ii) the terms of the Private Placement being fair from a financial point of view to the Company and its stockholders. The Transactions are subject to the approval of the stockholders. Stockholders will be asked to approve the Transactions at the annual meeting of stockholders currently expected to be held during fiscal 2004. The Company expects that the Split Transaction, if approved by the stockholders, would reduce the number of stockholders below the level at which the Company would be required to continue to file reports with the SEC. The Company’s management currently estimates that the total funds required to pay the consideration to stockholders entitled to receive cash for their shares and to pay fees and expenses relating to the transaction will be no more than approximately $437,575. The proceeds of the Private Placement will be used to fund the Split Transaction.

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

In March 2000, we entered into a services contract with Paris, France-based Carrefour S.A. (the “Carrefour contract” or the “Carrefour agreement”). The agreement with Carrefour, the world’s second largest retailer, provided that we would receive a minimum of $9 million for services to be performed over a three-year period which began on April 1, 2000. We completed our services work in the first part of fiscal year 2004 under the Carrefour agreement, and as of May 2003 we received the full $9 million amount due for services under the contract (including the work performed pursuant to the Carrefour agreement during fiscal year 2004). Under the Carrefour contract, we assisted Carrefour with its implementation and use of Web-based trading exchange functionality and processes between its buyers and suppliers worldwide.

In October 2001, we signed an agreement with the WorldWide Retail Exchange (“WWRE”) under which our Professional Services can be marketed jointly and sold by the WWRE to retail members of the exchange. We signed an additional agreement with the WWRE in August 2002 that expanded the services offering available to WWRE members and provided for WWRE support of contracts directly between WWRE’s members and us. In terms of membership, WWRE is the largest exchange in the retail industry with approximately 60 members around the globe, most of whom are large, international retailers. Work associated with these WWRE contracts is performed under statements of work for the various projects that arise, or more recently under direct agreements with member retailers, in conjunction with the WWRE.

The majority of our revenue has been derived from services performed under the Carrefour contract. We are actively pursuing retailers for our MySourcingCenter® solution, as well as additional customers for our professional services, including the WWRE and its member retailers, independent retailers and large suppliers or other manufacturers that may need similar training and assistance.

Accumulated Losses

From our inception in 1993 through September 30, 2003, we have incurred net losses of approximately $24.8 million, primarily as a result of costs to develop our technology, to develop and introduce our sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. Our prospects must be considered in light of our operating history, and the risks, expenses and difficulties frequently encountered by companies in their early stage of development and customer use of their solutions, particularly companies in new, unproven and rapidly evolving markets. The limited history of customer adoption of our solution makes the prediction of future results of operations difficult or impossible and, therefore, there can be no assurance that we will grow or that we will be able to achieve or sustain profitability. Our success is highly dependent on our ability to maintain relationships with our main customers and execute in a timely manner our sales and marketing plans, including the expansion of our customer base, of which no assurance can be made. Additional factors in our success include, but are not limited to, the ability to raise additional capital and continued contributions of key management, consulting, development, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on our business, operating results or financial condition.

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

Product Development. All application development expenditures are expensed as incurred. In March 2000, Emerging Issues Task Force (“EITF”) 00-2 “Accounting for Web Site Development Costs” was released. EITF 00-2 provides guidance on how an entity should account for costs involved in Web site development, including planning, developing software to operate the Web site, graphics, content, and operating expenses. EITF 00-2 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. We adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000 associated with our Web site were recorded in accordance with EITF 00-2 with capitalized costs amortized on the straight-line method over a period of two years. Since October 2002, no Web site development costs have been capitalized by us based on the nature of the costs incurred, and as of March 31, 2003 an impairment charge was recorded to write-down the remaining net book value of previously capitalized Web site development costs.

Results of operations for the three and six months ended September 30, 2003 and 2002

Revenue. Total revenue for the three months ended September 30, 2003 decreased $298,000, or 41%, to $421,000, from $719,000 in the three months ended September 30, 2002. Total revenue for the six-month period ended September 30, 2003 decreased $677,000, or 42%, to $948,000, from $1,625,000 in the six months ended September 30, 2002. This includes a decrease in professional services revenue for the second quarter of $293,000, to $377,000 this year from $670,000 in last year’s second quarter, and a decrease for the six-month period of $670,000, to $861,000 this year from $1,531,000 for the same period one year ago. The decrease in professional services revenue for both the three and six-month periods is due to the ramp-down and successful completion during the first part of fiscal year 2004 of services work under the Carrefour contract. The decrease in revenue from Carrefour was partially offset in the second quarter by increases in non-Carrefour services revenue associated with our agreement with the WWRE as well as with independent retailers. Subscriber revenue of $44,000 and $87,000 in this year’s second quarter and first six months, respectively, is nearly unchanged from the $49,000 and $94,000 in the same three and six-month periods, respectively, of the prior fiscal year.

We are working with the International Purchasing Department of Leroy Merlin, whose buyers use MySourcingCenter® with their merchandise suppliers. We are pursuing other hardgoods retailers whose suppliers are considered prime candidates to adopt MySourcingCenter®, and are in active discussion with several such retailers, including a pilot project with one retailer. We are also pursuing opportunities in which our solution would be modified to facilitate “supplier on-boarding,” which is the receipt by retailers, either directly or via third party data pools, of supplier’s electronic information that complies with industry standards for electronic data. We have completed our services work in the first part of fiscal year 2004 under the Carrefour agreement, and as of May 2003 we received the full balance due for services under this $9 million contract, including all amounts due for services rendered under the contract during fiscal year 2004. We are working with a member of the WWRE under a services agreement and have recently begun a pilot phase for this customer in a new location. We are also working on pilot phase services projects with a few independent retailers, as well as manufacturing companies that are large suppliers to retailers, or consumer packaged goods companies, via an exchange for such suppliers. We will continue marketing our services to retail and consumer packaged goods companies as we attempt to build this business area to offset the completion of our services work with Carrefour under the Carrefour contract.

Due to the completion in this fiscal year of the services under the Carrefour contract, we expect that professional services revenue in the remainder of fiscal year 2004 will decline from the levels achieved in such periods in the fiscal year ended March 31, 2003. For MySourcingCenter® subscriber revenue, our solution involves marketing directly to merchandise suppliers, a group that includes small and highly dispersed target customers thus increasing the difficulty of the sales and marketing task. In addition, supplier adoption is generally linked to use of MySourcingCenter® by large retail companies as a branded, private sourcing network or a supplier on-boarding tool, which typically requires the approval of multiple parties and management levels within the retail organization, frequently resulting in lengthy sales and implementation cycles.

Cost of Revenue. For the three months ended September 30, 2003, the cost of revenue decreased $34,000, or 13%, to $237,000 from $271,000 in the prior year’s three-month period. For the six-month period, the cost of revenue decreased $108,000, or 19%, to $471,000 from $579,000 last year. The cost of professional services revenue in the three months ended September 30, 2003 was $205,000, or 54% of professional services sales, compared to $217,000, or 32% of professional services sales in the same three months one year ago. For the six-month periods, the cost of professional services revenue was $400,000, or 46% of sales, this year as compared to $477,000, or 31% of sales, in the prior year. In both the three and six-month periods, the decrease in the dollar amount of these costs of professional services is primarily due to the lower level of labor and other costs needed to support the smaller amount of revenue. The increase in these costs as a percent of sales in both the three and six-month periods is primarily due to the nature of the contracts underlying this work. In the current year, our services work related to online reverse auctions is being billed based on a percentage of savings achieved for the customer. In the first six months of the prior fiscal year, services revenues were based on day-rates and contained no such savings-based work. The costs as a percent of sales for savings-based work are typically higher at the beginning of a project due to the analysis and preparation work as well as the initial proof-of-concept auctions required prior to the commencement of running the full auction program for the customer. We have been in such early, or pilot, stages with several prospects during the current fiscal year. Further, the costs as a percent of sales for auction activity in these savings-based projects will vary based on the size and volume of auctions conducted in any given period of time. To date, for our savings-based project that has proceeded to a full auction program, cost of sales as a percent of sales has been higher than for comparable work charged on a day-rate basis in the prior year.

The cost of subscriber revenue decreased in the second quarter by $22,000, to $32,000 this year from $54,000 in last year’s second quarter, and the decrease in the six-month period was $31,000, to $71,000 this year from $102,000 for the same period one year ago. The cost of subscriber revenue decreased in both the three and six-month periods primarily due to a reduction in depreciation expense. Such costs in the second quarter of the prior fiscal year also included a network systems analysis that we requested, with no similar additional cost in the current fiscal year.

For the quarter, total gross profit decreased $264,000 to $184,000, or 44% of revenue, from $448,000, or 62% of revenue, in the three months ended September 30, 2002. In the first six months of fiscal 2004, total gross profit decreased $569,000 to $477,000 or 50% of revenue, from $1,046,000, or 64% of revenue, in the six months ended September 30, 2002. The decline in the dollar amount of gross profit is primarily the result of the impact of the lower services revenue in the current year’s second quarter and first six months. The decline in gross profit as a percent of sales is primarily attributable to higher costs as a percent of sales during the current year for our services work that is being billed based on a percentage of savings achieved for the customer, as described above. The first six months of the prior fiscal year contained no such savings-based work.

We expect that with the services revenue under the Carrefour contract completed, much of our services revenue for the foreseeable future will be based on charging customers a percentage of savings achieved. Such work usually involves an upfront investment of time and expenses prior to the beginning of the fee-bearing reverse auction events. In addition, the savings generated, and therefore the fees and gross profit margins, will vary from auction to auction. As compared to services that are billed based on day rates, the revenues achieved and costs incurred for savings-based work are not as predictable. Future gross profit margins may also be impacted by both the mix and level of subscriber and professional services revenue, and by the pricing opportunities for, and labor, network and other costs associated with, future subscription revenue. As these factors and their effect on margins are not currently known, historical gross profit margins are not necessarily indicative of gross profit margins to be expected in the future.

Operating Expenses

Selling, General and Administrative Expenses. In the current year’s second quarter, our selling, general and administrative expenses decreased by $290,000, or 36%, to $512,000 from $802,000 in the quarter ended September 30, 2002. For the six month period ended September 30, 2003, selling, general and administrative expenses decreased $537,000, or 33%, to $1,079,000 from $1,616,000 in the same six months of the prior year. The decrease in these expenses in both the three and six-month periods is primarily attributable to reduced labor and related costs from the reduction in our employee base in the third quarter of fiscal year 2003 as we took steps to better align our cost structure with the expected revenue base.

Management expects that selling, general and administrative expenses will remain at or near current levels until we obtain new retailer and supplier customers for our MySourcingCenter® online solution, at which time increased costs are expected to be required to support any such higher revenue base.

Product Development Expenses. Product development expenses during the three months ended September 30, 2003 decreased by $60,000, or 37%, to $102,000 from $162,000 in the three months ended September 30, 2002. For the six-month period, product development expenses decreased $119,000, or 37%, to $200,000 from $319,000 for the same period last year. The decrease in product development expenses in the three and six-month periods is primarily due to lower depreciation and amortization expense as compared to the same periods in the prior year. This reduction in depreciation and amortization is largely attributable to the impairment charge recorded in the fourth quarter of fiscal year 2003 to write-down the net book value of our capitalized Web site development costs. The decrease in product development expenses is also partially due to the lower manpower costs this year as compared to the first six months of the prior year, resulting from the reduction in force that took place in the third quarter of fiscal year 2003.

We anticipate additional development and solution infrastructure requirements if we obtain anticipated new customers, and expect that, to the extent that we are successful in obtaining such new customers for our solution and our sources of cash flow permit, product development expenses may be higher in the last quarter of the current fiscal year than such costs were in the quarters completed to date.

Other Income (Expense), net and Interest Income. The principal components of other income (expense), net, are losses on disposals of fixed assets, certain franchise taxes and, in the prior year’s first six months, exchange gains from foreign currency translation amounts related to our subsidiary in France. During the quarter ended June 30, 2002, we liquidated this non-operating subsidiary in order to reduce the related administrative costs. As a result of this liquidation, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000. Primarily as a result of this one-time gain, other income (expense), net was a gain of $85,000 in the six months ended September 30, 2002. This compares to an expense of $6,000 in the six months ended September 30, 2003 when no such gain was present. Interest income was $2,000 and $6,000 for the three months ended September 30, 2003 and 2002, respectively, and $4,000 and $15,000 for the six months ended September 30, 2003 and 2002, respectively. The decrease in interest income is primarily attributable to the decrease in cash on-hand this year as compared to the prior year.

Income Taxes. We recorded a net loss of $804,000 during the six months ended September 30, 2003, and we had net losses of $1,520,000 and $1,951,000 in fiscal years 2003 and 2002, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of September 30, 2003, we had net operating loss carryforwards for United States income tax purposes of approximately $17.8 million. These losses expire at various dates between 2011 and 2024. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We do not believe that such limitations have been triggered as of September 30, 2003. However, we have issued a substantial number of shares of our common stock and warrants to purchase additional shares of our common stock in private placements completed in March 2002 and August 2003. Further, we plan on issuing 3,333,333 shares of our common stock and a warrant to purchase up to an additional 366,667 shares of common stock in connection with the proposed Private Placement described below in “Liquidity and Capital Resources,” and additional stock may be issued in future private placements in upcoming periods. Accordingly, limitations on the use of our net operating loss carryforwards may have occurred or may occur in future periods. A valuation allowance has been recorded for the tax benefit of our net operating loss carryforwards and deferred tax assets due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

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

Liquidity and Capital Resources

Our cash and cash equivalents at September 30, 2003 were $851,000, compared to $1,346,000 at March 31, 2003. Cash used in the six months ended September 30, 2003 was $495,000. This amount is net of the $466,000 net proceeds from a private placement completed in August 2003. Cash used in the six months ended September 30, 2002 was $1,128,000. The cash usage in both the current and prior year periods is primarily attributable to cash used for operating activities.

In the six months ended September 30, 2003, our operating activities used cash of $944,000. Our net loss for the six-month period was $804,000. The excess of the cash used in operating activities over the net loss was $140,000, and consisted mainly of an increase in accounts receivable and a decrease in deferred revenue, which was partially offset by depreciation and amortization expense. Our investing activities consisted of the purchase of equipment and software totaling $17,000. Our financing activities provided net cash of $466,000 and consisted of the sale of 3,333,333 shares of common stock and 366,667 warrants for the purchase of common stock in a private placement with institutional investors. The private placement was completed in August 2003.

In the six months ended September 30, 2002, our operating activities used cash of $984,000. Our net loss for the six-month period was $789,000. The excess of the cash used in operating activities over the net loss was $195,000, and consisted mainly of a decrease in accounts payable and accrued expenses, and gain recognition on cumulative foreign currency translation adjustments in connection with the liquidation of our non-operating subsidiary in France. These items were partially offset by depreciation and amortization expense. The change in accrued expenses excludes $106,000 related to the issuance of options in the first quarter of fiscal year 2003 for the purchase of SourcingLink common stock provided to certain employees in lieu of cash incentive compensation. The reduction in accounts payable and accrued expenses was primarily related to payments on accruals related to end-of-year activities such as legal and audit fees for our annual report on Form 10-KSB and incentive compensation. Our investing activities consisted of the purchase of equipment and software totaling $144,000, of which the major component was the capitalization of Web site development costs.

On September 26, 2003, our Board of Directors approved, subject to stockholder approval, (i) a 5,100-to-1 reverse stock split to be immediately followed by a 1-to-5,100 forward stock split, and to provide for payment in cash to those stockholders holding, prior to the reverse stock split, fewer than 5,100 shares of common stock (the “Split Transaction”), and (ii) the issuance and sale in a private placement to a principal stockholder, St. Cloud Investments Ltd., of 3,333,333 shares of SourcingLink’s common stock at $0.15 per share and a warrant to purchase up to an additional 366,667 shares of common stock at an exercise price of $0.15 per share (the “Private Placement” and referred to collectively with the Split Transaction as the “Transactions”). The Board of Directors preliminarily approved the Transactions on August 22, 2003, subject to receipt of fairness opinions from Friend & Company (“Friend”), our independent financial advisor, and stockholder approval. On September 26, 2003, the Board approved the Transactions following its receipt of fairness opinions from Friend with regard to (i) the per share cash amount to be paid in the reverse split, and (ii) the terms of the Private Placement being fair from a financial point of view to SourcingLink and its stockholders. The Transactions are subject to the approval of the stockholders. Stockholders will be asked to approve the Transactions at the annual meeting of stockholders currently expected to be held during fiscal 2004. We expect that the Split Transaction, if approved by the stockholders, would reduce the number of stockholders below the level at which we would be required to continue to file reports with the SEC. Our management currently estimates that the total funds required to pay the consideration to stockholders entitled to receive cash for their shares and to pay fees and expenses relating to the transaction will be no more than approximately $437,575. The proceeds of the Private Placement will be used to fund the Split Transaction.

We have completed our services work under the three-year, $9 million agreement with Carrefour in the first part of fiscal 2004, and as of May 2003 we received the full balance due for services under the contract, including all fees for services performed under the contract during fiscal 2004. In the third quarter of fiscal year 2003, in anticipation of a lower revenue base expected with the completion of the services contract with Carrefour, we reduced certain operating expenses to lower the rate of consumption of cash. We plan to maintain this lower level of investment in sales and marketing, management and product development of our solution and services until we increase our customer base or obtain additional equity financing. We expect to draw on our cash-on-hand as well as anticipated cash flow from sales to both existing and new customers and an equity financing to provide funds for our operations. In addition, we currently have the right to call for the exercise of approximately 367,000 warrants for the purchase of common stock through June 2004, which would provide up to $55,000 of equity capital. If the timing of our acquisition of anticipated new customers and the related timing of cash receipts from sales to any such customers do not meet our current plans, it is likely that we will require additional equity or debt financing, in addition to the proposed Private Placement, during fiscal year 2004. We may not be able to obtain such anticipated new customers or equity or debt financing as needed on acceptable terms, or at all, which may require us to further reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Any such actions undertaken might limit our opportunities to realize plans for revenue growth and we might not be able to reduce our costs in amounts sufficient to achieve break-even or profitable operations. If we issue additional equity or convertible debt, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

The Carrefour contract has provided a base of revenue for the last three fiscal years, and has also generated a substantial portion of our cash flow during that period. We expect to increase our revenue from other sources with both additional services contracts as well as rollouts of MySourcingCenter® with retailers and their suppliers. These rollouts are anticipated to be in the form of private environments in which retailers can collaborate and source with their suppliers on a secure basis, and transfer electronic supplier information directly into retailer in-house systems or third party data pools. We have successfully completed a rollout of MySourcingCenter® with the International Purchasing Department of Leroy Merlin, as previously discussed, and we have begun a pilot project for MySourcingCenter® with a new prospect. We are also working on pilot phases for our savings-based services work in a new location with a current customer, and with a few prospective customers. We believe we will successfully complete additional MySourcingCenter® rollouts during the next 12 months, however, we cannot assure that such rollouts will take place.

The anticipated non-Carrefour services revenues and, in particular, MySourcingCenter® rollouts are significant to our near-term sources of expected cash flow. For revenue recognition purposes, MySourcingCenter® subscriber revenue is recognized ratably over the annual period of the subscription. A significant assumption in our cash flow planning is that the cash from subscribers will be collected in full at the beginning of the 12-month subscription period. However, this assumption may not prove accurate. Based on our expectations of future cash flow from existing sources of revenue and the net proceeds from the proposed Private Placement, we believe that our cash balances are sufficient to fund our operating needs for the next 12 months if our anticipated new customer acquisitions and the related cash flow occur as currently planned. However, if we are unable to maintain our relationships with existing customers and obtain expected new customers and complete the Private Placement, or if our timing of acquiring new customers and cash receipts from any such customers is later than planned, then to fund operations during or beyond the next 12 months, we would likely be required to raise additional capital beyond the proceeds of the Private Placement through the sale of equity and/or debt.

We cannot assure you that we will retain our existing customers or obtain additional customers, or that if we do obtain additional customers they will generate cash receipts for us within the needed time frame, or that any equity or debt financing required within or beyond the next 12 months will be available on acceptable terms, or at all.

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

We incurred a net loss of $804,000 in the first six months of fiscal year 2004, and net losses of $1,520,000 in fiscal 2003 and $1,951,000 in fiscal 2002. As of September 30, 2003, we had an accumulated deficit of approximately $24.8 million. As of May 2003, we received the final payment for services under the Carrefour contract, including services rendered during the first part of fiscal 2004 in connection with such contract. The Carrefour contract has generated the majority of our revenue and cash flow in fiscal years 2003, 2002 and 2001. In the third quarter of fiscal year 2003, in anticipation of a lower revenue base, we reduced certain operating costs, primarily labor and related expenses. While our cost base has been reduced, we still expect to incur significant operating and product development expenses as we continue to market our services and hosted solutions to both existing and new customers. As a result, we expect to incur losses in upcoming fiscal quarters.

We believe that current cash balances, together with cash flows from existing and expected hosted solutions and professional services agreements and the net proceeds from the proposed Private Placement, will be sufficient to fund our operations through at least the next 12 months if anticipated new customer acquisitions and the related cash flows occur in accordance with current plans. However, in the event that our expectations of future operating results are not achieved or we are not able to complete the Private Placement, or in the event that we are unable to maintain our relationships with existing customers, or if the timing of acquiring new customers and cash receipts from any such customer is delayed, then we would likely be required to raise additional capital beyond the proceeds of the Private Placement through the sale of equity and/or debt to sustain our operations or to reduce expenditures significantly to enable current cash reserves to fund operations for at least the next 12 months and beyond.

We cannot assure you that we will retain our existing customers or obtain additional customers, or that if additional customers are obtained they will generate cash receipts for us within the needed time frame, or that equity or debt financing required within or beyond the next 12 months will be available on acceptable terms, or at all.

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

Our supply chain management solution is often viewed as an enterprise-wide solution that must be deployed to many users within a large retailer’s sourcing organization. An enterprise-wide adoption by large retailers is often characterized by long sales cycles beginning with pilot studies and concluding with retailers strongly encouraging their merchandise suppliers to subscribe to our solution. In many cases, our customers must change established business practices and conduct business in new ways. In addition, our customers generally consider other issues before adopting our solution, including product benefits, integration, interoperability with existing computer systems, scalability, functionality and reliability. As a result, we must educate potential customers on the use and benefits of our solution. It takes a number of months to finalize an enterprise-wide sale and several management levels within the customer organization must often approve the sale. Entering into an agreement with a customer for the implementation of our solution does not assure that the customer will in fact make such implementation or assure the time frame in which the implementation may occur. A delay or change of these commitments may adversely affect our financial results for a particular quarter.

We derive most of our revenue from sales to a small number of retailers. If we are not able to retain these retailers as customers our revenues will be reduced and our financial results and prospects will suffer.

Our largest customer, Carrefour, has accounted for a substantial majority of our revenues during the last three fiscal years. In the fiscal year ended March 31, 2003, sales to Carrefour accounted for 85% of our total revenues. We may not be able to retain our key customers, including Carrefour, whose contract was completed in the first part of fiscal 2004, or replace them with new customers as services projects are completed. Aside from Carrefour, we currently have one major services contract with a WWRE member along with several smaller or pilot services contracts, and one customer of our hosted Internet solution with a second prospect in an initial pilot phase. The solution customer may decrease its commitment to require its suppliers to use our solution. Due to Carrefour’s participation in GlobalNetXchange, we may not have the opportunity to market to its suppliers in combination with Carrefour. We may be unable to adequately perform the required services under our contracts with our key customers. Any substantial decrease or delay in sales to suppliers of a key retail customer, or sales of services to a key customer, could harm our sales or financial results.

The Carrefour contract was completed in the first part of fiscal 2004. As mentioned above, this contract has generated the majority of our revenue and cash flow in fiscal years 2003, 2002 and 2001. We plan to market our services and hosted solutions to generate new business from both existing and new customers. However, if the timing of our acquisition of anticipated new customers and the related timing of cash receipts from sales to any such customers do not meet our plans, then to fund operations during or beyond the next 12 months, we would be required to either reduce operating spending significantly, which would materially and adversely affect our business, or raise capital through additional equity and/or debt financing. We cannot assure you that we will retain our existing customers or obtain additional customers, or that if additional customers are obtained they will generate cash receipts for us within the needed time frame, or that equity or debt financing required within or beyond the next 12 months will be available on acceptable terms, or at all.

Our customers are either in, or supplying goods to, the retail industry. A significant change or downturn in this industry could adversely affect our prospects.

Our common stock is not listed on an exchange or the Nasdaq system, and trading is restricted by the additional regulations on the sale of penny stocks. Additionally, we intend to “go private” which, if successful, would further limit an investor’s ability to sell or transfer shares of our common stock.

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

In addition to the foregoing restrictions regarding penny stock transactions, our Board of Directors has approved, subject to stockholder approval, a 5,100-to-1 reverse stock split to be immediately followed by a 1-to-5,100 forward stock split, and to provide for payment in cash to those stockholders holding, prior to the reverse stock split, fewer than 5,100 shares of common stock. We expect that the split transactions, if approved by our stockholders, would reduce the number of stockholders below the level at which we would be required to continue to file reports with the Securities and Exchange Commission, and our common stock would cease to be publicly traded and would no longer be reported on the OTC Bulletin Board. As a result, if the split transactions are consummated and we “go private,”

investors who continue to hold shares of our common stock following the split transactions will be required to hold such securities for an indefinite period of time and will not be able to sell or transfer such securities without registration or an exemption from the registration requirements of the securities laws.

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

As the services under the Carrefour contract were completed in the first part of fiscal 2004, we currently plan to expand the geographic scope of our services customer base and operations, and to acquire new customers for our hosted Internet solution that will require rolling out the solution to suppliers around the globe. These activities will result in substantial demands on our management resources. Our ability to compete effectively and to manage any future expansion of our services, operations and solution rollouts will require us to continue to improve our financial and management controls, reporting systems, project management and procedures on a timely basis, and expand, train and manage our employee work force. We may encounter difficulties in transitioning our business in the services area or in rolling out our solution to large numbers of suppliers, and our personnel, systems, procedures and controls may be inadequate to support our future operations.

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

Our ability to apply our net operating losses against taxable income in future periods will affect our future net income and cash flow. As of September 30, 2003, our net operating losses totaled approximately $17.8 million for United States federal tax reporting purposes. Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited due to changes in ownership of more than 50%. We do not believe that such limitations have been triggered as of September 30, 2003. However, we have issued a substantial number of shares of our common stock and warrants to purchase additional shares of our common stock in private placements completed in March 2002 and August 2003. Further, we plan on issuing 3,333,333 shares of our common stock and a warrant to purchase up to an additional 366,667 shares of common stock in connection with the proposed Private Placement, and additional stock may be issued in future private placements in upcoming periods. Accordingly, limitations on the use of our net operating loss carryforwards may have occurred or may occur in future periods. A valuation allowance has been recorded for the tax benefit of our net operating loss carryforwards and deferred tax assets due to the fact that, as of the present time, it is more likely than not that such assets will not be realized. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses, harming our financial condition.

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

Item 3. Controls and Procedures

The Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of the period covered by this report, were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On or about August 18, 2003, the Company sold and issued to a total of five accredited investors an aggregate of 3,333,333 shares of common stock and seven-year warrants to purchase up to an additional 366,667 shares of common stock for an aggregate purchase price of $500,000 plus the surrender of warrants to purchase 366,667 shares of common stock previously issued to the investors on March 20, 2002. The price per share of common stock was $0.15 and the exercise price of the warrants was $0.15 per share of common stock; provided, however, that until June 30, 2004, all of the warrants are subject to a call right in favor of the Company at a price of $0.15 per share of common stock. Pursuant to a registration rights agreement entered into in connection with the financing, and subject to certain limited exceptions, the Company is required to include in any registration statement that it files with the Securities and Exchange Commission the shares of common stock sold in the financing and to be issued upon exercise of the warrants. The investors participated equally in the financing.

The proceeds of the financing were used for working capital and other general corporate purposes. The Company did not employ any underwriters in connection with the financing.

The sales of securities listed above were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of the securities in the financing represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such financing. All recipients had adequate access, through their relationships with the Company, to information about the Company.

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

On August 5, 2003, the Company filed a Current Report on Form 8-K to announce its financial results for the first quarter of fiscal year 2004, ended June 30, 2003.

On August 4, 2003, the Company filed a Current Report on Form 8-K to announce PricewaterhouseCoopers LLP’s declination to stand for reelection as the Company’s independent accountants and the appointment of Hutchinson & Bloodgood LLP as the Company’s new independent accountants effective July 30, 2003.

On July 14, 2003, the Company filed a Current Report on Form 8-K to announce the signing of an agreement with a select group of institutional investors providing for the private placement of approximately 3.3 million shares of common stock and seven-year warrants to purchase an additional 366,667 shares of common stock at an exercise price of $0.15 per share, in exchange for an aggregate of $500,000 in cash plus the surrender of previously-issued warrants to purchase 366,667 shares of common stock held by such investors.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2003	SourcingLink.net, Inc.

	By:	/s/ Gary Davidson
Gary Davidson, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)