Form 10QSB
period 2003-12-31
SOURCINGLINK NET INC
filed 2004-02-17
CIK 825517

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Shares of common stock outstanding as of February 12, 2004: 12,698,794 shares

SourcingLink.net, Inc.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

SourcingLink.net, Inc.

Condensed Balance Sheets

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$388,000	$1,346,000
Accounts receivable, net	100,000	171,000
Other current assets	139,000	59,000

Total current assets	627,000	1,576,000

Property and equipment, net	74,000	129,000
Other non-current assets	—	46,000

Total assets	$701,000	$1,751,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$646,000	$733,000
Deferred revenue	54,000	146,000

Total current liabilities	700,000	879,000

STOCKHOLDERS’ EQUITY
Common stock	13,000	9,000
Additional paid in capital	25,323,000	24,866,000
Accumulated deficit	(25,335,000)	(24,003,000)

Total stockholders’ equity	1,000	872,000

Total liabilities and stockholders’ equity	$701,000	$1,751,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.

Condensed Statements Of Operations

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Revenue:
Professional services	$95,000	$695,000	$956,000	$2,226,000
Subscribers	44,000	46,000	131,000	140,000

	139,000	741,000	1,087,000	2,366,000

Cost of revenue:
Professional services	120,000	257,000	520,000	734,000
Subscribers	34,000	47,000	105,000	149,000

	154,000	304,000	625,000	883,000

Gross profit	(15,000)	437,000	462,000	1,483,000

Operating expenses:
Selling, general and administrative	410,000	795,000	1,489,000	2,411,000
Product development	103,000	183,000	303,000	502,000

Total operating expenses	513,000	978,000	1,792,000	2,913,000

Operating loss	(528,000)	(541,000)	(1,330,000)	(1,430,000)
Other income (expense), net	(1,000)	(9,000)	(7,000)	76,000
Interest income	1,000	3,000	5,000	18,000

Net loss	$(528,000)	$(547,000)	$(1,332,000)	$(1,336,000)

Net loss per share (basic and diluted)	$(0.04)	$(0.06)	$(0.12)	$(0.14)

Weighted average number of shares used in per share calculation (basic and diluted)	12,699,000	9,361,000	10,995,000	9,360,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,332,000)	$(1,336,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	69,000	307,000
Unrealized exchange gain	—	(1,000)
Loss on retirement of fixed assets	3,000	2,000
Gain recognition on accumulated foreign currency translation adjustments in connection with liquidation of a subsidiary	—	(86,000)
Changes in operating assets and liabilities - net	(142,000)	(332,000)

Net cash used in operating activities	(1,402,000)	(1,446,000)

Cash flows from investing activities:
Purchases of fixed assets	(17,000)	(147,000)

Net cash used in investing activities	(17,000)	(147,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	461,000	—

Net cash provided by financing activities	461,000	—

Net decrease in cash and cash equivalents	(958,000)	(1,593,000)

Cash and cash equivalents, beginning of the period	1,346,000	2,934,000

Cash and cash equivalents, end of the period	$388,000	$1,341,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of presentation:

The interim condensed financial statements of SourcingLink.net, Inc. (“SourcingLink” or the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The year-end balance sheet data at March 31, 2003 was derived from the audited financial statements.

The condensed financial statements for the nine months ended December 31, 2002 are consolidated to include the accounts of SourcingLink.net, Inc. and, for the first three months of that period, its wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated in consolidation. Effective June 30, 2002, the Company liquidated this non-operating subsidiary, and transferred the remaining assets and liabilities, which were not significant, to the Company. As a result of this liquidation, a one-time gain of $98,000 was recognized, of which $86,000 relates to recognition of accumulated foreign currency translation amounts.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2003.

2. Capital resources and going concern matters:

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred net losses from operations and at December 31, 2003, the Company had an accumulated deficit of approximately $25.3 million. For the nine months ended December 31, 2003, the Company had a net loss of $1,332,000 and operating cash outflows of $1,402,000, and for the fiscal year ended March 31, 2003, the net loss was $1,520,000 and the operating cash outflows were $1,444,000. Cash and cash equivalents at December 31, 2003 were $388,000. Anticipated customer contracts have been delayed, and the private placement that has been discussed in conjunction with a “going private” transaction will not be forthcoming. Therefore, the Company does not have the necessary working capital to continue its operations and is seeking additional equity and or debt financing. Additionally, each of the Company’s Board of Directors and its majority stockholder have approved the sale of substantially all of the Company’s assets to a European technology company. Under the terms of a letter of intent, the buyer would acquire substantially all of the assets of the Company, including all assets and intellectual property related to the Company’s MySourcingCenter® software application, hire certain key employees of the Company and assume the Company’s customer contracts in exchange for an assumption of the majority of the liabilities and contractual obligations of the Company.

3. Computation of net loss per share:

Net loss per share is presented on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the Company, potential shares of common stock that may be dilutive consist of incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods.

Basic and diluted earnings (loss) per share are calculated as follows for the three and nine months ended December 31, 2003 and 2002 (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Basic and diluted:
Net loss	$(528,000)	$(547,000)	$(1,332,000)	$(1,336,000)

Weighted average shares outstanding for the period	12,699,000	9,361,000	10,995,000	9,360,000

Net loss per share	$(0.04)	$(0.06)	$(0.12)	$(0.14)

At December 31, 2003, the Company had 1,918,474 options and 1,276,430 warrants outstanding to purchase shares of common stock compared to 835,862 options and 1,280,015 warrants outstanding at March 31, 2003. These options and warrants were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

4. Stock-based employee compensation plans:

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

	Three Months Ended December 31,		Nine months Ended December 31,
	2003	2002	2003	2002
Net loss attributed to common stockholders – as reported	$(528,000)	$(547,000)	$(1,332,000)	$(1,336,000)
Stock based employee compensation under fair value based method	(43,000)	(86,000)	(152,000)	(258,000)

Net loss attributed to common stockholders – pro forma	$(571,000)	$(633,000)	$(1,484,000)	$(1,594,000)

Loss per share – as reported	$(0.04)	$(0.06)	$(0.12)	$(0.14)

Loss per share – pro forma	$(0.04)	$(0.07)	$(0.13)	$(0.17)

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

5. Comprehensive loss:

Comprehensive loss for the three months ended December 31, 2003 and 2002 was $528,000 and $547,000, respectively. For the nine months ended December 31, 2003 and 2002 the comprehensive loss was $1,332,000 and $1,423,000, respectively. There is no difference in comprehensive loss and net loss for the three and nine months ended December 31, 2003, or for the three months ended December 31, 2002. The difference between comprehensive loss and net loss in the nine months ended December 31, 2002 is the treatment of cumulative foreign currency translation adjustments. Of the total $87,000 cumulative foreign currency translation adjustment in such nine-month period, $86,000 resulted from recognition in the quarter ended June 30, 2002 of a gain on accumulated foreign currency translation amounts upon the liquidation during that period of the Company’s non-operating subsidiary in France.

6. Recent pronouncements:

In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46”) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. In December 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004; however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. This Interpretation had no effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled in shares, the monitory value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company’s financial statements.

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

The majority of our revenue has been derived from services performed under the Carrefour contract, and in the first nine months of fiscal year 2004, under a services contract with another retailer in conjunction with an agreement with the WorldWide Retail Exchange (“WWRE”), a large exchange in the retail industry with approximately 60 members worldwide.

Accumulated Losses and Going Concern Matters

From our inception in 1993 through December 31, 2003, we have incurred net losses of approximately $25.3 million. For the nine months ended December 31, 2003, the Company had a net loss of $1,332,000 and operating cash outflows of $1,402,000. Cash and cash equivalents at December 31, 2003 were $388,000. Anticipated customer contracts have been delayed, and the private placement that has been discussed in conjunction with a “going private” transaction will not be forthcoming. Therefore, the Company does not have the necessary working capital to continue its operations and is seeking additional equity and or debt financing. Additionally, each of the

Company’s Board of Directors and its majority stockholder have approved the sale of substantially all of the Company’s assets to a European technology company. Under the terms of a letter of intent, the buyer would acquire substantially all of the assets of the Company, including all assets and intellectual property related to the Company’s MySourcingCenter® software application, hire certain key employees of the Company and assume the Company’s customer contracts in exchange for an assumption of the majority of the liabilities and contractual obligations of the Company.

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

Results of operations for the three and nine months ended December 31, 2003 and 2002

Revenue. Total revenue for the three months ended December 31, 2003 decreased $602,000, or 81%, to $139,000, from $741,000 in the three months ended December 31, 2002. Total revenue for the nine-month period ended December 31, 2003 decreased $1,279,000, or 54%, to $1,087,000, from $2,366,000 in the nine months ended December 31, 2002. This includes a decrease in professional services revenue for the third quarter of $600,000, to $95,000 this year from $695,000 in last year’s third quarter, and a decrease for the nine-month period of $1,270,000, to $956,000 this year from $2,226,000 for the same period one year ago. The decrease in professional services revenue for both the three and nine-month periods is due to the ramp-down and completion during the first part of fiscal year 2004 of services work under the Carrefour contract. Subscriber revenue of $44,000 and $131,000 in this year’s third quarter and first nine months, respectively, is nearly unchanged from the $46,000 and $140,000 in the same three and nine-month periods, respectively, of the prior fiscal year.

Cost of Revenue. For the three months ended December 31, 2003, the cost of revenue decreased $150,000, or 49%, to $154,000 from $304,000 in the prior year’s three-month period. For the nine-month period, the cost of revenue decreased $258,000, or 29%, to $625,000 from $883,000 last year. The cost of professional services revenue in the three months ended December 31, 2003 was $120,000, or 126% of professional services sales, compared to $257,000, or 37% of professional services sales, in the same three months one year ago. For the nine-month periods, the cost of professional services revenue was $520,000, or 54% of professional services sales, this year as compared to $734,000, or 33% of professional services sales, in the prior year. In both the three and nine-month periods, the decrease in the dollar amount of these costs of professional services is primarily due to the lower level of labor and other costs needed to support the smaller amount of revenue. For our services, we have incurred a loss at the gross margin level in the third quarter of fiscal year 2004, and reduced gross margins in the nine-month period as compared to the prior year, due to several factors. One such factor is the nature of the non-Carrefour services contracts, and a second, related factor is the volume of auction activity conducted during the third quarter for the largest contract, which amounted to approximately 50% of our services work. In the current year, our non-Carrefour services work related to online reverse auctions is being billed based on a percentage of savings achieved for the customer. In the third quarter, we did not receive the committed contractual product volume levels for reverse auctions on our largest services contract. With the reduced volume of auction activity, the savings generated did not cover the costs incurred. Further, the costs as a percent of sales for savings-based work are typically higher at the beginning of a project due to the analysis and preparation work as well as the initial proof-of-concept auctions required prior to the commencement of running the full auction program for the customer. We have been in such early, or pilot, stages with several prospects during the course of the current fiscal year, which has affected our gross profit margins over the nine-month period. In the prior fiscal year, services revenues were based primarily on day-rates and, as compared to total services revenues, contained little of the savings-based work.

The cost of subscriber revenue decreased in the third quarter by $13,000, to $34,000 this year from $47,000 in last year’s third quarter, and the decrease in the nine-month period was $44,000, to $105,000 this year from $149,000 for the same period one year ago. The cost of subscriber revenue decreased in both the three and nine-month periods primarily due to a reduction in depreciation expense.

For the quarter, total gross profit decreased $452,000 to a loss of $15,000, from $437,000, or 59% of revenue, in the three months ended December 31, 2002. In the first nine months of fiscal 2004, total gross profit decreased $1,021,000 to $462,000 or 43% of revenue, from $1,483,000, or 63% of revenue, in the nine months ended December 31, 2002. The decline in gross profit as a percent of sales is primarily attributable to higher costs as a percent of sales during the current year for our services work that is being billed based on a percentage of savings achieved for the customer, as described above.

Operating Expenses

Selling, General and Administrative Expenses. In the current year’s third quarter, our selling, general and administrative expenses decreased by $385,000, or 48%, to $410,000 from $795,000 in the quarter ended December 31, 2002. For the nine month period ended December 31, 2003, selling, general and administrative expenses decreased $922,000, or 38%, to $1,489,000 from $2,411,000 in the same nine months of the prior year. The decrease in these expenses in both the three and nine-month periods is primarily attributable to reduced labor and related costs from the reduction in our employee base that was made in the third quarter of fiscal year 2003.

Product Development Expenses. Product development expenses during the three months ended December 31, 2003 decreased by $80,000, or 44%, to $103,000 from $183,000 in the three months ended December 31, 2002. For the nine-month period, product development expenses decreased $199,000, or 40%, to $303,000 from $502,000 for the same period last year. The decrease in product development expenses in the three and nine-month periods is primarily due to lower depreciation and amortization expense as compared to the same periods in the prior year. This reduction in depreciation and amortization is largely attributable to the impairment charge recorded in the fourth quarter of fiscal year 2003 to write-down the net book value of our capitalized Web site development costs. The decrease in product development expenses is also partially due to the lower manpower costs this year as compared to the first nine months of the prior year, resulting from the reduction in force that took place in the third quarter of fiscal year 2003.

Other Income (Expense), net and Interest Income. The principal components of other income (expense), net, are losses on disposals of fixed assets, certain franchise taxes and, in the prior year’s first nine months, exchange gains from foreign currency translation amounts related to our subsidiary in France. During the quarter ended June 30, 2002, we liquidated this non-operating subsidiary in order to reduce the related administrative costs. As a result of this liquidation, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000. Primarily as a result of this one-time gain, other income (expense), net was a gain of $76,000 in the nine months ended December 31, 2002. This compares to an expense of $7,000 in the nine months ended December 31, 2003 when no such gain was present. Interest income was $1,000 and $3,000 for the three months ended December 31, 2003 and 2002, respectively, and $5,000 and $18,000 for the nine months ended December 31, 2003 and 2002, respectively. The decrease in interest income is primarily attributable to the decrease in cash on-hand this year as compared to the prior year.

Income Taxes. We recorded a net loss of $1,332,000 during the nine months ended December 31, 2003, and we had net losses of $1,520,000 and $1,951,000 in fiscal years 2003 and 2002, respectively. Accordingly, no provision for income taxes was recorded in any of these periods. As of December 31, 2003, we had net operating loss carryforwards for United States income tax purposes of approximately $18.3 million. These losses expire at various dates between 2011 and 2024. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We do not believe that such limitations have been triggered as of December 31, 2003. However, we have issued a substantial number of shares of our common stock and warrants to purchase additional shares of our common stock in private placements completed in March 2002 and August 2003. Accordingly, limitations on the use of our net operating loss carryforwards may have occurred or may occur in future periods. A valuation allowance has been recorded for the tax benefit of our net operating loss carryforwards and deferred tax assets due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

Fluctuations in Quarterly Operating Results

We have incurred significant operating expenses to conduct our sales and marketing operations, fund product development, provide general and administrative support and develop new partnerships. Anticipated customer contracts have been delayed, and the private placement that has been discussed in conjunction with a “going private” transaction will not be forthcoming. Therefore, the Company does not have the necessary working capital to continue its operations and is seeking additional equity and or debt financing. Additionally, each of the Company’s Board of Directors and its majority stockholder have approved the sale of substantially all of the Company’s assets to a European technology company. Under the terms of a letter of intent, the buyer would acquire substantially all of the assets of the Company, including all assets and intellectual property related to the Company’s MySourcingCenter® software application, hire certain key employees of the Company and assume the Company’s customer contracts in exchange for an assumption of the majority of the liabilities and contractual obligations of the Company.

Liquidity and Capital Resources

Our cash and cash equivalents at December 31, 2003 were $388,000, compared to $1,346,000 at March 31, 2003. Cash used in the nine months ended December 31, 2003 was $958,000. This amount is net of the $461,000 net proceeds from a private placement completed in August 2003. Cash used in the nine months ended December 31, 2002 was $1,593,000. The cash usage in both the current and prior year periods is primarily attributable to cash used for operating activities.

In the nine months ended December 31, 2003, our operating activities used cash of $1,402,000. Our net loss for the nine-month period was $1,332,000. The excess of the cash used in operating activities over the net loss was $70,000, and consisted mainly of a $92,000 decrease in deferred revenue and an $87,000 decrease in accounts payable, which were nearly offset by a $71,000 decrease in accounts receivable as well as $69,000 of depreciation and amortization expense. Our investing activities consisted of the purchase of equipment and software totaling $17,000. Our financing activities provided net cash of $461,000 and consisted of the sale of 3,333,333 shares of common stock and 366,667 warrants for the purchase of common stock in a private placement with institutional investors. The private placement was completed in August 2003.

In the nine months ended December 31, 2002, our operating activities used cash of $1,446,000. Our net loss for the nine-month period was $1,336,000. The excess of the cash used in operating activities over the net loss was $110,000, and consisted mainly of a $211,000 decrease in deferred revenue, $86,000 of gain recognition on cumulative foreign currency translation adjustments in connection with liquidation of a non-operating subsidiary of the Company and a $58,000 decrease in accounts payable and accrued expenses. These amounts were partially offset by $307,000 of depreciation and amortization expense. The change in accrued expenses excludes $106,000 related to the issuance of options in the first quarter of fiscal year 2003 for the purchase of SourcingLink common stock provided to certain employees in lieu of cash incentive compensation. Our investing activities consisted of the purchase of equipment and software totaling $147,000, of which the major component was the capitalization of Web site development costs.

On September 26, 2003, our Board of Directors approved, subject to stockholder approval, (i) a 5,100-to-1 reverse stock split to be immediately followed by a 1-to-5,100 forward stock split, and to provide for payment in cash to those stockholders holding, prior to the reverse stock split, fewer than 5,100 shares of common stock (the “Split Transaction”), and (ii) the issuance and sale in a private placement to a principal stockholder, St. Cloud Investments Ltd. (“St. Cloud”), of 3,333,333 shares of SourcingLink’s common stock at $0.15 per share and a warrant to purchase up to an additional 366,667 shares of common stock at an exercise price of $0.15 per share (the “Private Placement” and referred to collectively with the Split Transaction as the “Transactions”). The Board of Directors preliminarily approved the Transactions on August 22, 2003, subject to receipt of fairness opinions from Friend & Company (“Friend”), our independent financial advisor, and stockholder approval. On September 26, 2003, Friend delivered its fairness opinions to the Board of Directors with regard to (i) the per share cash amount to be paid in the reverse split, and (ii) the terms of the Private Placement being fair from a financial point of view to SourcingLink and its stockholders. Recently, we were informed by St. Cloud that the proposed Private Placement would not be made. Therefore, the Split Transaction will not occur at this time. Furthermore, without the Private Placement the Company does not have the necessary working capital to continue its operations. We are seeking additional equity and or debt financing as well as a buyer for the operating assets of the Company.

We cannot assure you that we will retain our existing customers or obtain additional customers, complete a sale of the assets of the Company, or that any equity or debt financing, which is required immediately, will be available.

The financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. We have incurred recurring losses from operations, had recurring negative cash flows, have a significant accumulated deficit and insufficient current working capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We currently do not have a bank credit line. We do not intend to pay cash dividends with respect to shares of our capital stock in the foreseeable future.

Recent Accounting Pronouncements

In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46”) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. In December 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004; however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. This Interpretation had no effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled in shares, the monitory value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company’s financial statements.

RISK FACTORS

We have a history of losses and insufficient current working capital.

The Company has incurred net losses from operations and at December 31, 2003, the Company had an accumulated deficit of approximately $25.3 million. For the nine months ended December 31, 2003, the Company had a net loss of $1,332,000 and operating cash outflows of $1,402,000, and for the fiscal year ended March 31, 2003, the net loss was $1,520,000 and the operating cash outflows were $1,444,000. Cash and cash equivalents at December 31, 2003 were $388,000. Anticipated customer contracts have been delayed, and the private placement that has been discussed in conjunction with a “going private” transaction will not be forthcoming. Therefore, the Company does not have the necessary working capital to continue its operations and is seeking additional equity and or debt financing. Additionally, each of the Company’s Board of Directors and its majority stockholder have approved the sale of substantially all of the Company’s assets to a European technology company. Under the terms of a letter of intent, the buyer would acquire substantially all of the assets of the Company, including all assets and intellectual property related to the Company’s MySourcingCenter® software application, hire certain key employees of the Company and assume the Company’s customer contracts in exchange for an assumption of the majority of the liabilities and contractual obligations of the Company.

We cannot assure you that we will retain our existing customers or obtain additional customers, complete a sale of the assets of the Company, or that any equity or debt financing, which is required immediately, will be available. The financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. We have incurred recurring losses from operations, had recurring negative cash flows, have a significant accumulated deficit and insufficient current working capital. These conditions raise substantial doubt about our ability to continue as a going concern.

Our former independent auditors included a “going concern” paragraph in their audit report dated June 11, 2003 on our financial statements for our fiscal year ended March 31, 2003. Their report states that we have suffered recurring losses from operations, have an accumulated deficit, and have continued to use cash in our operating activities, all of which our former independent auditors believe raise substantial doubt about our ability to continue as a going concern. Our financial statements assume we will continue as a going concern, but our ability to do so requires that we immediately acquire new customers, and cash receipts from such customers, or that we obtain additional financing immediately. In the event that we are not able to secure additional customers or financing as needed, we will not be able to continue as a going concern.

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

Item 3. Controls and Procedures

The Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman of the Board of Directors (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chairman of the Board of Directors (Principal Financial Officer) has concluded that the Company’s disclosure controls and procedures, as of the period covered by this report, were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of Chairman of the Board of Directors (Principal Executive and Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman of the Board of Directors (Principal Executive and Financial Officer)).

(b) Reports on Form 8-K:

On November 3, 2003, the Company furnished a press release to announce its financial results for the second quarter and first six months of fiscal year 2004, ended September 30, 2003 in a Current Report on Form 8-K.

On October 24, 2003, the Company filed a Current Report on Form 8-K to announce that its Board of Directors had approved, subject to shareholder approval, (i) a 5,100 to 1 reverse stock split of its common stock and cash payment of fractional shares followed immediately by a 1 to 5,100 forward stock split of its common stock and (ii) a $500,000 private placement of its common stock and a warrant to purchase common stock to a principal stockholder.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2004	SourcingLink.net, Inc.

By: /s/ Marcel van Heesewijk
Marcel van Heesewijk,
Chairman of the Board of Directors
(Principal Executive and Financial Officer)