Form 10KSB
period 2004-03-31
SOURCINGLINK NET INC
filed 2004-06-28
CIK 825517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-28391

SOURCINGLINK.NET, INC.

(Name of small business Issuer as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

98-0132465

(IRS Employer Identification Number)

2525 MICHIGAN AVENUE, SUITE A5, SANTA MONICA, CALIFORNIA 90404

(Address of Principal Executive Offices)

(310) 828-0211

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 Par Value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer’s revenues for the fiscal year ended March 31, 2004 were $1,181,000.

The aggregate market value of the Common Stock of the Issuer held by non-affiliates of the Issuer on May 31, 2004, based on the closing price at which the Common Stock was sold on the OTC Bulletin Board as of May 31, 2004, was $121,900.

The number of shares of the Issuer’s Common Stock, par value $0.001 per share, outstanding as of May 31, 2004 was 12,698,794.

Transitional Small Business Disclosure Format: ☐ YES ☒ NO

Exhibit Index and Exhibits	(Attached to this Report on Form 10-KSB)

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

References in this Form 10-KSB to “SourcingLink” or the “Company” refer to SourcingLink.net, Inc. Certain statements contained in this Report, including, without limitation, statements containing the words “may,” “will,” “believes,” “anticipates,” “plans,” “seeks,” “expects” or the negative or other variations thereof or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SourcingLink to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption “Risks Related to Our Business” elsewhere in Item 1 of this Report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. SourcingLink disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview of Recent Events

The majority of our revenue in fiscal years 2001 to 2003 was generated from a contract entered into in March 2000 with Paris, France-based Carrefour S.A., the world’s second largest retailer. The agreement with Carrefour provided that we would receive a minimum of $9 million for professional services to be performed over a three-year period that began April 1, 2000. We completed our services work under the Carrefour agreement in fiscal year 2004, and as of May 2003 had received the full $9 million amount due for services under the contract. After completion of the Carrefour agreement, we were unable to procure additional contracts to replace the revenue generated by the Carrefour agreement. While we took steps to reduce our operating expenses, without the revenue generated by the Carrefour agreement our working capital continued to erode.

During the third quarter of fiscal 2004, we commenced an initiative to take SourcingLink private and obtain additional working capital required to continue our operations. However, when the principal investor in a proposed private placement of our equity securities notified our Board of Directors that it was not going to participate in this financing, the Board of Directors determined that there was a lack of sufficient funds to complete the going private transaction.

In February 2004, our Board of Directors voted to abandon the going private transaction and approved seeking a sale of our operating assets in order to continue our operations long enough to pursue the litigation discussed below. SourcingLink sold its operating assets and intellectual property and its two customer contracts in two separate transactions in March 2004 (collectively, the “operating assets sale”), and ceased its operating business at that time. Our fixed assets, software, intellectual property and customer contracts related to our Internet-based merchandise sourcing solution were sold to a third party in Europe. Our list of potential customers and certain Lotus Notes templates related to our professional services business were sold to a separate foreign company. Marcel van Heesewijk, the Chairman of our Board of Directors, has voting rights in a minority of the outstanding shares of equity securities of this second company. The cash proceeds of the operating assets sale were received in March 2004 and totaled $133,000. In addition, in February 2004 we received $85,000 from St. Cloud Investments, Ltd. (“St. Cloud”), our major shareholder, in the form of a note payable. In conjunction with the operating assets sale, $60,000 of this note was made contingent and therefore recorded as a contribution to capital. These cash proceeds received to date were used to pay accounts payable and accrued expenses. More importantly, the sale of our operating assets allowed us to drastically reduce our operating expenses, preserve our remaining working capital and fulfilled one of several conditions of a financing.

On May 21, 2004, our Board of Directors of SourcingLink approved the filing in San Diego County Superior Court of a complaint against Carrefour S.A. of Paris, France (“Carrefour”), Oracle Corporation (“Oracle”) and GlobalNetXchange, LLC (“GNX”). This lawsuit (the “Carrefour lawsuit”), among other allegations, sets forth claims for breach of contract and fraud against Carrefour, interference with contractual relations and prospective economic advantage against Oracle and GNX and a statutory unfair business practices claim against all defendants. The complaint alleges that Carrefour breached its obligations under a December, 1999 Letter Agreement causing general damages in excess of $30 million per year, and breached its obligations under a second agreement dated March, 2000 and practiced fraud upon SourcingLink, causing general damages in each instance and punitive damages under the fraud claim. Oracle and GNX are sued for general damages in excess of $30 million per year for interfering with SourcingLink’s contracts with Carrefour plus punitive damages. We seek to recover total damages, including incidental, consequential, exemplary and punitive damages, in excess of $382 million. While we believe firmly in the merits of our claims, at this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

Also on May 21, 2004, our Board of Directors approved a financing through the sale and issuance of up to $1.3 million of convertible promissory notes (the “Notes”). As of the date hereof, only a small portion of such financing has been completed. The Notes shall be convertible into shares of SourcingLink’s common stock, based on a conversion price of $0.022 on the maturity date of each Note. The proceeds from the financing will be used to pay for the legal fees and expenses incurred in connection with the Carrefour lawsuit. As part of this financing, St. Cloud and SourcingLink have agreed to subsume the note payable to St. Cloud at March 31, 2004, including the $60,000 that was contingent at that date, as described above, into the Notes. We cannot assure you that we will in fact obtain any additional funds through such debt financing on the proposed terms, or at all. Without this financing we will not be able to fund the Carrefour lawsuit with our existing working capital, as we will have no additional resources.

Description of Operations During Fiscal Year 2004 Prior to the Operating Assets Sale

Prior to the operating assets sale in March 2004, our business involved developing and deploying comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based, hosted solutions for the pre-order phase of business-to-business merchandise procurement enabled retailers to organize, automate and reduce the cost of their merchandise sourcing activities by locating and connecting directly with their retail merchandise suppliers around the globe. Our solution, branded MySourcingCenter®, provided an online location for search, display and comparison functions, and linked and managed the data and communications between retailers and merchandise suppliers in industry-specific private environments, organizing and automating sourcing, or pre-order merchandise procurement activities, over the Internet.

We also performed professional services, which accounted for the majority of our revenue over the last four fiscal years. Our professional services enabled our customers to implement Internet-based electronic negotiations, or eSourcing, solutions. Our primary service offering was comprehensive, hands-on buyer auction programs, which encompassed assessment, savings delivery and training aimed at optimizing autonomous, best-in-class auction processes within the buying organization.

Products and Services in Fiscal Year 2004 Prior to the Operating Assets Sale

Prior to the operating assets sale in March 2004, we offered the following products and services to our customers and prospective customers. These products and services generated our revenue during the period covered by this report.

MySourcingCenter

MySourcingCenter® is an online sourcing solution for finding, displaying, comparing and negotiating the purchase of products, thereby saving time and money in the pre-order phase of merchandise procurement. We provided our customers with a complete turnkey solution including project management for buyer rollout, and both online and global help desk support for buyers and suppliers. Reporting and forms were standardized for suppliers, and standard forms were also available for retailers. In addition, we mapped standard supplier data to any forms specification the retailer may have had, providing a customized display to meet retailer requirements. All of the underlying software resided outside of customer firewalls in a secure, third party co-location facility.

Professional Services

We provided professional services in the area of Internet-based pre-order merchandise procurement. We assisted retailers in the conduct of online real-time negotiation events, and trained buying organizations to become autonomous in conducting such events. Related to our Internet solution, we provided project management for retailer implementations of MySourcingCenter®.

SourcingLink provided services to Carrefour from April 2000 through mid-fiscal 2004 under a three-year contract that included $9 million for services. This contract provided the majority of our revenues during the prior three fiscal years. We also provided services to the WorldWide Retail Exchange and certain of its members. One such contract provided about one-third of our services revenue during fiscal year 2004.

Customers

Our only customer for MySourcingCenter® was the international purchasing department of France-based Leroy Merlin. We also signed a contract with a US-based customer, for which initial planning, but not implementation, had occurred prior to the operating assets sale in March 2004.

Our professional services customers included Carrefour, under the Carrefour contract, and members of several industry exchanges, including the WorldWide Retail Exchange, a retail industry exchange with approximately 60 members around the globe, and CPGmarkets, an exchange for manufacturers of consumer packaged goods whose members are primarily in Europe.

Sales and Marketing

Our current business activity relates only to the Carrefour lawsuit. Operating assets and intellectual property have been sold, and no sales and marketing activities are being pursued at this time.

Technology and Infrastructure

All of our intellectual property and other operating assets were sold in the operating assets sale, and we do not own or lease any material technology or infrastructure at this time.

Product Development

We do not engage in any product development activities at this time.

Employees

As of March 31, 2004, we had one employee, our Chairman of the Board of Directors, Marcel van Heesewijk. Mr. van Heesewijk continues to serve on a part-time, non-paid basis. On May 24, 2004 our Board of Directors appointed Michael Khoury as our President.

Risks Related to Our Business

Since we currently do not have any source of revenues, any failure to raise additional capital or to generate required working capital could affect our ability to continue as a going concern.

Management is in the process of pursuing financing arrangements in order to meet our cash flow needs and to fund our continuing operations. There can be no assurance that management will be able to successfully complete any such financing arrangements or that the amounts raised will meet our cash flow needs. Our failure to complete any such financing arrangements or to meet our cash flow needs could affect our ability to continue as a going concern and may have a material impact on our financial position.

We are involved in costly litigation, the outcome of which is uncertain.

We recently filed a lawsuit in the San Diego County Superior Court alleging, among other things, breach of contract and fraud against Carrefour S.A, interference with contractual relations and prospective economic advantage against Oracle Corporation and GlobalNetXchange, LLC and a statutory unfair business practices claim against all defendants. We seek to recover total damages, including incidental, consequential, exemplary and punitive damages, in excess of $382 million. Nevertheless, this lawsuit is at a very early stage and neither SourcingLink nor any of the defendants have begun discovery related to the claims. At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition. In addition, if we fail to secure additional financing to pay attorneys fees and other expenses related to this lawsuit, we may not be able to pursue all or any of the claims brought under this lawsuit.

If we are not able to apply our net operating losses against taxable income in future periods, our financial results will be harmed.

Our ability to apply our net operating losses against taxable income in future periods will affect our future net income and cash flow, in particular if we are successful in obtaining funds from the Carrefour lawsuit. As of March 31, 2004, our net operating losses totaled approximately $19.6 million for United States federal tax reporting purposes. Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards may be limited due to changes in ownership of more than 50%. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses.

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

ITEM 2.	DESCRIPTION OF PROPERTY

We do not currently own or lease any property. We vacated our leased corporate headquarters located at 16855 West Bernardo Drive, Suite 260, San Diego, California in March 2004, and have pursued settlement negotiations for the remainder of the lease term.

ITEM 3.	LEGAL PROCEEDINGS

We recently filed a lawsuit in the San Diego County Superior Court of a complaint alleging, among other things, breach of contract and fraud against Carrefour S.A, interference with contractual relations and prospective economic advantage against Oracle Corporation and GlobalNetXchange, LLC and a statutory unfair business practices claim against all defendants. We seek to recover total damages, including incidental, consequential, exemplary and punitive damages, in excess of $382 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

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

	High	Low
Fiscal Year Ended March 31, 2004
First Quarter	$0.16	$0.04
Second Quarter	0.22	0.04
Third Quarter	0.12	0.03
Fourth Quarter	0.12	0.01
Fiscal Year Ended March 31, 2003
First Quarter	$0.61	$0.31
Second Quarter	0.37	0.01
Third Quarter	0.15	0.09
Fourth Quarter	0.15	0.05

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2004, there were approximately 150 stockholders of record and we believe approximately 900 stockholders of common stock held in street name.

We have never declared or paid dividends on our common stock and do not anticipate paying dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us during the fiscal year ended March 31, 2004 involving sales of our securities that were not registered under the Securities Act of 1933, as amended.

During fiscal year 2004 we granted incentive stock options to purchase an aggregate of 1,117,762 shares of common stock to eligible employees and directors pursuant to our stock option plans. The exercise price for all such options was $0.06 per share. Such options were issued but not sold, in our view and therefore, registration thereof was not required.

On July 10, 2003, SourcingLink entered into an agreement with five institutional investors (collectively, the “Prior Investors”) to sell (i) an aggregate of 3,333,333 shares of its common stock at $0.15 per share and (ii) seven-year warrants to purchase up to an additional 366,667 shares of its common stock with an exercise price of $0.15 per share. The warrants contained a call right in favor of SourcingLink for a period ending on June 30, 2004. Such call right, when exercised, requires the warrantholders to exercise the warrants for the number of shares of common stock specified by SourcingLink. The purchase price was determined in arms-length negotiations with the Prior Investors and consisted of $500,000 in cash and the surrender of previously-issued warrants to purchase 366,667 shares of common stock held by the Prior Investors. This transaction closed on August 18, 2003. The Prior Investors had also previously made an aggregate $550,000 investment in shares of common stock and warrants of SourcingLink that closed on March 20, 2002. On October 17, 2003, one of the Prior Investors, St. Cloud Investments Ltd., purchased from the other four Prior Investors all of their respective equity holdings in SourcingLink.

We have used proceeds of the stock sale for working capital and other general corporate purposes.

We did not employ any underwriters in connection with any of the transactions set forth above.

The sale of securities listed above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or, with respect to issuances to employees, Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Report.

Recent Events

The majority of our revenue in fiscal years 2001 to 2003 was generated from a contract entered into in March 2000 with Paris, France-based Carrefour S.A. (“Carrefour”), the world’s second largest retailer. The agreement with Carrefour provided that we would receive a minimum of $9,000,000 for professional services to be performed over a three-year period which began April 1, 2000. We completed our services work under the Carrefour agreement in fiscal year 2004, and as of May 2003 had received the full $9,000,000 amount due for services under the contract. After completion of the Carrefour agreement, we were unable to procure additional contracts to replace the revenue generated by the Carrefour agreement.

During the third quarter of fiscal 2004, we commenced an initiative to take SourcingLink private and obtain additional working capital required to continue our operations. However, when the principal investor in a proposed private placement of our equity securities notified our Board of Directors that it was not going to participate in this financing, the Board of Directors determined that there was a lack of sufficient funds to complete the going private transaction.

In February 2004, our Board of Directors voted to abandon the going private transaction and approved seeking a sale of our operating assets in order to continue our operations long enough to pursue litigation against Carrefour, Oracle Corporation (“Oracle”) and GlobalNetXchange, LLC (“GNX”). Our fixed assets, software, intellectual property and customer contracts related to our Internet-based merchandise sourcing solution were sold to a third party in Europe. Our list of potential customers and certain Lotus Notes templates related to our professional services business were sold to a separate foreign company (collectively, the “operating assets sale”). Marcel van Heeswijk, the Chairman of our Board of Directors, has voting rights in a minority of the outstanding shares of equity securities of this second company.

The cash proceeds of the operating assets sale were received in March 2004 and totaled $133,000. The total gain on the operating assets sale was $142,000, which includes the cash proceeds of $133,000 plus gain recognition on the unamortized balance of deferred subscription revenue at the effective date of the sale of $67,000, less the net book value of assets sold of $58,000. In February 2004 the Company also received $85,000 from St. Cloud Investments, Ltd. (“St. Cloud”), a major shareholder in SourcingLink, in the form of a note payable. In conjunction with the operating assets sale, $60,000 of this note was made contingent upon SourcingLink’s receipt of additional purchase price payments from one of the buyers of the operating assets. Accordingly, the note payable was reduced and a $60,000 contribution to capital was recorded as of March 31, 2004. The cash proceeds of the operating assets sale and the note payable received to date were used to pay accounts payable and accrued expenses. More importantly, the sale of our operating assets allowed us to drastically reduce our operating expenses, preserve our remaining working capital and fulfilled one of several conditions of a financing.

In order to fund the litigation against Carrefour, Oracle and GNX (the “Carrefour lawsuit”), our Board of Directors approved a financing through the sale and issuance of up to $1,300,000 of convertible promissory notes. As part of this financing, St. Cloud and SourcingLink have agreed to subsume the note payable to St. Cloud at March 31, 2004, including the $60,000 that was contingent at that date, into this new convertible promissory note financing. As of the date hereof only a small portion of such financing has been completed. We cannot assure you that we will in fact obtain any additional funds through such debt financing on the proposed terms, or at all. Without this financing we will not be able to fund the Carrefour lawsuit with our existing working capital, as we will have no resources.

Overview of Operating Activities Prior to Sale of Operating Assets

SourcingLink was a provider of comprehensive merchandise sourcing solutions for the retail industry. Our Internet-based, hosted solution was aimed at the pre-order phase of business-to-business merchandise sourcing, and enabled retailers to organize, automate and reduce the cost of their pre-order merchandise sourcing activities by connecting directly with retail merchandise suppliers around the globe. We provided complementary strategic sourcing services for our retail buyers and merchandise suppliers. These services primarily involved hands-on reverse auction implementation for both retailers and manufacturers that are large suppliers to retailers.

Description of Revenues

Subscriber Revenue. Since fiscal year 2002, our subscriber revenues have been generated principally from our Internet sourcing application, MySourcingCenter®, for which subscriber fees are based on fixed annual subscriptions. MySourcingCenter® was adopted as an enterprise solution by the International Purchasing Department of Leroy Merlin and a contract was signed in fiscal year 2004 with a second major retail customer. While implementation planning had occurred on this second account, the actual rollout of the solution to the retailer and its suppliers had not begun as of the date of the operating assets sale.

Professional Services Revenue. In fiscal years 2001 to 2003, the majority of our professional services revenue was generated from a contract entered into in March 2000 with Paris, France-based Carrefour S.A., the world’s second largest retailer. The agreement with Carrefour provided that we would receive a minimum of $9,000,000 for professional services to be performed over a three-year period which began April 1, 2000. The Company completed its services work under the Carrefour agreement in mid-fiscal year 2004, and as of May 2003 had received the full $9,000,000 amount due for services under the contract (including the work to be performed in fiscal year 2004). In 2001 and 2002 we signed agreements with the WorldWide Retail Exchange (“WWRE”), a retail industry exchange with approximately 60 members around the globe, most of whom are large, international retailers. Under these contracts, our professional services could be marketed jointly and sold by the WWRE or directly by SourcingLink in certain cases, to retail members of the exchange. During fiscal year 2004 we completed work on a major contract under a direct agreement with a member retailer, in conjunction with the Exchange.

Description of Costs and Expenses

Cost of Revenue – Subscribers. The cost of subscriber revenue consisted primarily of fees paid to providers of local co-location and Internet access services, operating leases for certain equipment and software related to our customer solutions, and certain internal costs of maintaining and monitoring our equipment located at the third-party sites.

Cost of Revenue – Professional Services. Professional services revenue related primarily to services provided under the Carrefour contract and to retail members of the WWRE, and the cost of such revenue consisted of the time and expenses of our consulting staff on-site at various customer locations.

Operating Expenses. Selling, general and administrative expenses consisted primarily of personnel-related costs for our sales, marketing and general management functions and other administrative support costs such as external legal and financial services. Product development expenses consisted primarily of personnel-related costs for software developers, product managers and quality assurance personnel and payments to outside contractors incurred to develop and enhance our technology.

Accumulated Losses

From our inception in 1993 through March 31, 2004, we have incurred net losses of approximately $25,600,000, primarily as a result of costs to develop our technology, to develop and introduce our sourcing solutions and services, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization.

As a result of the accumulated losses, we have not recorded any provision for income taxes since inception. As of March 31, 2004, net operating loss carryforwards for United States federal income tax purposes were approximately $19,600,000. Under United States tax laws, the amounts of and benefits from this net operating loss may be impaired or limited in certain circumstances, for example, if there is a cumulative ownership change of more than 50% over a three-year period.

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

Results of Operations

Comparison of results of operations for the twelve months ended March 31, 2004 and 2003

Revenue. Total revenue for fiscal year 2004 decreased $2,099,000, or 64%, to $1,181,000 from $3,280,000 in fiscal year 2003. Professional services revenue declined $2,074,000, to $1,021,000 in fiscal year 2004 from $3,095,000 in fiscal year 2003. The decrease in professional services revenue is due to the completion in fiscal year 2004 of the Carrefour contract. While non-Carrefour services revenue increased by $30,000 in fiscal year 2004 over fiscal year 2003, primarily due to one major contract with a retailer member of the WWRE in Asia, such increase was insignificant in relation to the reduction in revenue of $2,100,000 in fiscal year 2004 associated with completion of the Carrefour contract. Subscriber revenue of $160,000 was nearly unchanged in fiscal year 2004 as compared to the $185,000 of fiscal year 2003.

Cost of Revenue. In fiscal year 2004, the cost of revenue decreased $558,000, or 46%, to $654,000 from $1,212,000 in fiscal year 2003. This decrease is primarily attributable to a decrease in the cost of professional services revenue of $493,000, to $522,000 from $1,015,000 in fiscal year 2003, as a result of the decrease in labor and related costs needed to support the lower services revenue in the current fiscal year. Of the $65,000 decrease in the cost of subscriber revenue, $55,000 is due to lower depreciation expense in fiscal year 2004 as compared to fiscal year 2003. The reduction in depreciation expense is due to solution hosting assets that became fully depreciated, as well as the fact that almost no new assets were purchased during fiscal year 2004.

Total gross profit was $527,000 in fiscal year 2004 compared to $2,068,000 in fiscal year 2003. Gross profit as a percentage of sales was 45% in fiscal year 2004 compared to 63% in fiscal year 2003. Whereas professional services revenue under the Carrefour contract was based on the amount of labor provided on a day-rate basis, revenue on our major non-Carrefour services project during fiscal year 2004 was based on a percentage of the savings achieved for the customer. The savings-based work was not as profitable as the day-rate contract with Carrefour, in part because the customer did not provide the committed contractual product volume levels for reverse auctions. In fiscal year 2004, non-Carrefour revenue comprised 34% of professional services sales, whereas in fiscal year 2003 non-Carrefour revenue comprised only 10% of such revenue. This greater percentage content of lower margin business in fiscal year 2004 as compared to fiscal year 2003 caused a decline in gross profit as a percent of sales. In addition, the gross profit as a percent of sales for savings-based work is typically lower at the beginning of a project due to the analysis and preparation work required as well as the initial proof-of-concept auctions which must be conducted prior to the commencement of running the full auction program for the customer. We were in early, or pilot, stages with several prospects during the course of fiscal year 2004, which contributed to the decline in the gross profit margin in fiscal year 2004 as compared to fiscal year 2003.

Operating Expenses

Selling, General and Administrative Expenses. In fiscal year 2004, our selling, general and administrative expenses decreased $1,061,000, or 36%, to $1,852,000 from $2,913,000 in fiscal year 2003. The decrease in these expenses is primarily attributable to reduced labor and related costs of approximately $1,130,000 in fiscal year 2004 as compared to fiscal year 2003. This reduction in labor and related costs was due to the reduction in our employee base, including executive officers, that was made in the third quarter of fiscal year 2003.

Product Development Expenses. Fiscal year 2004 product development expenses decreased $404,000, or 52%, to $376,000 from $780,000 in fiscal year 2003. The decrease in product development expenses in fiscal year 2004 is due to three main factors. First, in the fourth quarter of fiscal 2003, we recorded a non-cash impairment charge of $121,000 to write-down the net book value of capitalized Web site development costs. There was no such charge in fiscal year 2004. Also, due to the write-off of capitalized Web site development costs as well as various assets that became fully depreciated, with almost no new fixed assets acquired in fiscal year 2004, there was a reduction in depreciation expense of approximately $225,000. Finally, employee costs and expenses were approximately $140,000 lower this year compared to fiscal year 2003 primarily as a result of the reduction in our workforce that took place in the third quarter of fiscal year 2003.

Other Expense, Net, Gain on Operating Assets Sale, and Interest Income. Through the quarter ended June 30, 2002, the principal components of other income (expense), net, were certain franchise taxes, and exchange gains or losses on foreign currency transactions with our subsidiary in France. During the quarter ended June 30, 2002, we liquidated this non-operating subsidiary in order to reduce the related administrative costs. As a result of this liquidation, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000. Primarily as a result of this one-time gain, other income (expense), net was a gain of $85,000 in fiscal year 2003. This compares to an expense of $11,000 in fiscal year 2004 when no such gain was present. The operating assets sale in March 2004 resulted in a gain of $142,000. Interest income was $5,000 and $20,000 in fiscal years 2004 and 2003, respectively. The decrease in interest income is primarily attributable to the decrease in our cash balance in fiscal year 2004 as compared to fiscal year 2003.

Income Taxes. We recorded net losses of $1,565,000 and $1,520,000 during the fiscal years 2004 and 2003, respectively. Accordingly, no provision for income taxes was recorded in these periods. As of March 31, 2004, we had net operating loss carryforwards for United States federal income tax purposes of approximately $19,600,000. These losses expire at various dates between 2011 and 2024. The Internal Revenue Code of 1986, as amended, contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. A valuation allowance has been recorded for the tax benefit of the net operating loss carryforwards and our deferred tax assets due to the fact that, as of the present time, it is more likely than not that such assets will not be realized.

Comparison of results of operations for the twelve months ended March 31, 2003 and 2002

Revenue. Total revenue for fiscal year 2003 decreased $392,000, or 11%, to $3,280,000 from $3,672,000 in fiscal year 2002. Subscriber revenue increased $126,000 to $185,000 in fiscal year 2003 from $59,000 in fiscal year 2002. This increase was more than offset by a decline in professional services revenue of $518,000, to $3,095,000 in fiscal year 2003 from $3,613,000 in fiscal year 2002. The decrease in professional services revenue was due to a ramp-down of services under the Carrefour contract as we were nearing completion of the approximately three-years of services activity under that agreement. Services performed for non-Carrefour customers in fiscal year 2003 increased by $154,000 over fiscal year 2002, partially offsetting the decline in professional services revenue from Carrefour. The increase in subscriber revenue in fiscal year 2003 was attributable to Leroy Merlin’s decision in the fourth quarter of fiscal year 2002 to proceed with the full rollout of MySourcingCenter® with the buyers in its International Purchasing Department and their suppliers.

Cost of Revenue. In fiscal year 2003, the cost of revenue decreased $146,000, or 11%, to $1,212,000 from $1,358,000 in fiscal year 2002. This decrease was primarily attributable to a decrease in the cost of professional services revenue of $115,000, to $1,015,000 from $1,130,000 in fiscal year 2002 as a result of the decrease in labor and related costs needed to support the lower services revenue in fiscal year 2003.

Total gross profit was $2,068,000 in fiscal year 2003 compared to $2,314,000 in fiscal year 2002. As a percentage of sales, gross profit was approximately 63% of revenue in each of fiscal years 2003 and 2002.

Operating Expenses

Selling, General and Administrative Expenses. In fiscal year 2003, our selling, general and administrative expenses decreased $644,000, or 18%, to $2,913,000 from $3,557,000 in fiscal year 2002. The decrease in these expenses was due to reduced operating expenses in fiscal year 2003, primarily associated with reduced labor and related costs as we reduced our employee base in an effort to better align the cost structure with the expected revenue base. In addition, there was a reduction as compared to fiscal year 2002 in costs for incentive compensation, sales and management activities associated with our services organization and marketing materials.

Product Development Expenses. Fiscal year 2003 product development expenses of $780,000 were nearly unchanged from the $773,000 in fiscal year 2002. In the fourth quarter of fiscal year 2003, we recorded a non-cash impairment charge of $121,000 to write-down the net book value of capitalized Web site development costs. Offsetting both this non-cash charge and an increase in fiscal year 2003 depreciation and amortization expense, mainly due to the amortization of capitalized Web site development costs prior to their write-down at the end of the fiscal year, was a reduction in labor and subcontract costs as compared to fiscal year 2002.

Other Expense, Net and Interest Income. Through the quarter ended June 30, 2002, the principal components of other income (expense), net, were certain franchise taxes, and exchange gains or losses on foreign currency transactions with our subsidiary in France. During the quarter ended June 30, 2002, we liquidated this non-operating subsidiary in order to reduce the related administrative costs. As a result of this liquidation, the accumulated foreign currency translation amount previously recorded in equity was taken to income for a one-time gain of $86,000. Primarily as a result of this one-time gain, other income (expense), net was a gain of $85,000 in fiscal year 2003. This compares to an expense of $21,000 in fiscal year 2002 when no such gain was present. Interest income was $20,000 and $86,000 in fiscal years 2003 and 2002, respectively. The decrease in interest income is primarily attributable to the decrease in our cash balance in fiscal year 2003 as compared to fiscal year 2002.

Income Taxes. We recorded net losses of $1,520,000 and $1,951,000 in fiscal years 2003 and 2002, respectively. Accordingly, no provision for income taxes was recorded in these periods.

Fluctuations in Quarterly Operating Results

Our quarterly operating results have varied significantly in the past. Going forward, we plan to pursue the Carrefour lawsuit, but presently have no plans for other business operations. Therefore, our quarterly costs are expected to primarily consist of the legal expenses associated with the Carrefour lawsuit, and various tax and reporting obligations. The amount and timing of the expenses we will incur in conjunction with the Carrefour lawsuit are subject to unknown future events and may vary from period to period, and the outcome of the litigation is not known; therefore, future operating results are not currently predictable.

Liquidity and Capital Resources

Our cash at March 31, 2004 was $8,000, compared to $1,346,000 at March 31, 2003. This decrease in the cash balance is primarily attributable to cash used for operating activities, net of proceeds from the operating assets sale, the note payable and a private placement of common stock completed in August 2003.

In fiscal year 2004, our operating activities used cash of $2,000,000. Our net loss for fiscal year 2004 was $1,565,000. The effect of non-cash items and changes in operating assets and liabilities was an increase in the net cash used in operating activities of $435,000, and consisted mainly of a decrease in accounts payable and accrued liabilities, the elimination of deferred revenue and the gain resulting from the operating assets sale. These amounts were partially offset by a reduction in accounts receivable and other assets, and depreciation expense. The decreases in operating assets and liabilities are due to the operating assets sale in March 2004 and the cessation of operating activities subsequent to such sale. Our investing activities consisted primarily of the sale of our intellectual property and all remaining fixed assets at February 29, 2004 in conjunction with the operating assets sale. This accounted for $133,000 of the cash flow from investing activities; purchases of fixed assets during the year were negligible, amounting to only $17,000. Our financing activities provided cash of $546,000 and consisted of the sale of common stock and warrants in a private placement completed in August 2003 for net proceeds of $461,000, and proceeds received in February 2004 from a note of $85,000.

In fiscal year 2003, our operating activities used cash of $1,444,000. Our net loss for the fiscal year 2003 was $1,520,000. The effect of non-cash items and changes in operating assets and liabilities was a reduction of cash used in operating activities of $76,000, and consisted mainly of depreciation and amortization expense and a non-cash impairment charge to write-down the value of capitalized Web site development costs. These amounts were nearly offset by a decrease in current liabilities, an increase in accounts receivable and gain recognition on accumulated foreign currency translation adjustments in connection with the liquidation of our non-operating subsidiary in France. The change in accrued expenses excludes $106,000 related to the issuance of options for the purchase of our common stock provided to certain employees in lieu of cash incentive compensation for services performed in fiscal year 2002. Our investing activities consisted mainly of the purchase of equipment and software totaling $147,000, of which a major component was the capitalization of Web site development costs.

Other than the Carrefour litigation, we are not currently conducting operations, nor do we expect to conduct any other operations in the foreseeable future. We believe we will obtain equity or debt financing to pursue the Carrefour lawsuit, however we cannot assure you that we will obtain such financing in the near future or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

We currently do not have a bank credit line. We do not intend to pay cash dividends with respect to capital stock in the foreseeable future.

We leased our offices under an operating lease agreement expiring in fiscal year 2005. The annual minimum rental commitment under this operating lease at March 31, 2004 is as follows:

Fiscal year ending March 31, 2005	$85,000

Recent Accounting Pronouncements

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The Financial Accounting Standards Board (“FASB”) ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on our results of operations and financial condition.

In May 2003, the FASB issued Financial Accounting Standard (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled in shares, the monitory value of which is fixed. Most of the guidance in FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The adoption of this statement had no effect on our financial statements.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our operating results or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The adoption of FIN 46 did not have any impact on our results of operations and financial condition.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for the Company beginning in the second quarter of fiscal year 2004. The adoption of this standard did not have a material impact on our financial statements.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by this Item begin on page F-1 of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PricewaterhouseCoopers LLP was the independent registered public accountant previously engaged to audit our financial statements for the fiscal years ended March 31, 2003 and 2002. On July 30, 2003, PricewaterhouseCoopers LLP declined to stand for re-election as the independent accountant. Effective July 30, 2003, our board of directors approved the engagement of Hutchinson and Bloodgood, LLP, as our independent registered public accountants to audit our financial statements for the fiscal year ended March 31, 2004. The audit reports provided by PricewaterhouseCoopers LLP do not contain any adverse opinions or disclaimers of opinion nor were they modified as to audit scope or accounting principles; however, the audit reports for such periods do contain going concern qualifications. There have been no disagreements between us and PricewaterhouseCoopers, LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures. There were no “reportable events” (as such term is defined in Item 304 of Regulation S-B) that occurred within our two most recent fiscal years.

ITEM 8A.	CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out, under the supervision and participation of management, including the Chairman of our Board of Directors, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman of our Board of Directors concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls

There were no significant changes in SourcingLink’s internal controls or in other factors that could significantly affect SourcingLink’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

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

Name	Age	Position
Marcel van Heesewijk	43	Chairman of the Board of Directors
Michael Khoury	50	President

SourcingLink does not have separate audit, compensation or nominating committees. The functions of such committees are performed by the Board of Directors. SourcingLink does not have an audit committee financial expert.

Marcel van Heesewijk founded the Company in 1993 and has served as its Chairman of the Board since inception, and has also served in various executive management capacities with the Company, including Chief Executive Officer from October 2002 through January 2004. From January 1990 to June 1992, Mr. van Heesewijk was the General Manager of European operations for Pande Inc., a software engineering services firm. From 1988 to 1990, Mr. van Heesewijk was the International Sales Manager for B&S Multisoft GmbH, an office automation software company in Germany. From 1986 to 1988, Mr. van Heesewijk held management positions with Siemens AG in both Germany and Portugal. Mr. van Heesewijk earned his bachelor’s degree in Economics from the University of Groningen in the Netherlands in 1984 and earned his master’s degree from the European School of Management Studies in Paris, Oxford and Berlin in 1986.

Michael Khoury joined the Board of Directors on May 24, 2004. Mr. Khoury was the Chief Executive Officer of InterScore Inc., a consulting firm, from 1999 to 2000 at which time InterScore was sold to Ballantyne, Inc. where Mr. Khoury remained as a Senior Vice President until 2003. From 1998 to 1999, Mr. Khoury was a Senior Vice President at IMC Mortgage, and from 1993 to 1998 President and then Chief Executive Officer at First National Mortgage Exchange. Mr. Khoury holds a B.S. in Math from the American University of Beirut, an MFA from New York University, and an MBA from the University of California at Los Angeles.

Executive Officers

The Company’s two executive officers, as listed in the table below, are also its Directors; therefore, biographical summaries regarding Executive Officers are summarized above under the heading “Directors.” The executive officers are appointed by, and serve at the pleasure of, the Board of Directors.

Marcel van Heesewijk	Chairman of the Board of Directors
Michael Khoury	President

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

Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent or more of the Company’s common stock were made with respect to the Company’s fiscal year ended March 31, 2004.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the three fiscal years ended March 31, 2004, the cash and other compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and the three other executive officers of the Company as of March 31, 2004 (the “Named Executive Officers”):

Summary Compensation Table

					Long-Term Compensation
			Annual Compensation		Securities Underlying Options (#) (1)	All Other Comp. ($)(2)
Name and Principal Position	Year		Salary ($)	Bonus ($)
Marcel van Heesewijk	2004	(3)	142,465	—	265,000	18,600	(4)
Chairman of the Board and	2003	(3)	161,479	—	30,900	9,600	(4)
Chief Executive Officer	2002	(5)	167,383	—	15,000	74,600	(4)
Leo C. Klijn	2004	(6)	148,674	—	191,250	11,000	(7)
Vice President, Manager of	2003		178,096	—	29,900	—
Special Projects	2002		178,000	—	11,250	—
Gary J. Davidson	2004	(8)	148,674	—	251,251	101,000	(9)
Vice President of Finance	2003	(8)	178,096	—	34,900	—
and Administration,	2002		178,000	—	56,251	—
Chief Financial Officer and
Chief Operating Officer

(1)	Consists of grants of stock options under the Company’s qualified stock option plans. The stock options granted to the Named Executive Officers in fiscal years 2004 and 2002 were forfeited in part upon the termination of all employees, including the Named Executive Officers, on January 28 or February 1, 2004, and the balance of such options expired 90 days following such dates. The stock options granted in fiscal year 2003 will expire, if not exercised earlier, on May 15, 2005.

(2)	Does not reflect certain personal benefits, which in the aggregate are less than the lesser of either $50,000 or 10% of each Named Executive Officer’s annual salary and bonus.

(3)	Mr. van Heesewijk was appointed Chief Executive Officer of the Company in October 2002 following the termination of employment of the previous Chief Executive Officer. Mr. van Heesewijk’s employment and position as Chief Executive Officer terminated on January 28, 2004, at which time he remained an officer of the Company as Chairman of the Board of Directors.

(4)	Consists of amounts paid for automobile expenses and, in fiscal 2004 consulting fees for services performed in February 2004, and in 2002, of forgiveness of a loan given by the Company of $65,000 based upon the achievement of certain performance goals as determined by the Compensation Committee of the Board of Directors per the terms of Mr. van Heesewijk’s appointment as Interim Chief Executive Officer.

(5)	Upon the termination of employment of the previous Chief Executive Officer, Mr. van Heesewijk served as Interim Chief Executive Officer of the Company from October 2000 through May 2001, at which time a new, permanent Chief Executive Officer was retained.

(6)	Mr. Klijn’s employment and position as Vice President and Manager of Special Projects terminated on February 1, 2004.

(7)	Consists of an amount paid to Mr. Klijn as consulting fees for services performed in February 2004.

(8)	Mr. Davidson was appointed Chief Operating Officer of the Company in October 2002 following the termination of the previous Chief Executive Officer. Mr. Davidson’s employment and position as Vice President of Finance and Administration, Chief Financial Officer and Chief Operating Officer terminated on January 28, 2004.

(9)	Consists of an amount paid to Mr. Davidson as consulting fees for services performed in February 2004 and a severance obligation paid in the form of achievement of certain performance goals as determined by the Board of Directors.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of options to each of the Company’s Named Executive Officers during the fiscal year ended March 31, 2004.

Option Grants in Last Fiscal Year

(Individual Grants)

Name	# of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (1)		Exercise Price ($/Share)		Expiration Date
Marcel van Heesewijk	200,000 65,000	18 6	% %	$ $	0.06 0.06	7/25/2013 7/25/2010
Leo C. Klijn	75,000 116,250	7 10	% %	$ $	0.06 0.06	7/25/2013 7/25/2010
Gary J. Davidson	90,000 161,251	8 14	% %	$ $	0.06 0.06	7/25/2013 7/25/2010

(1)	Options to purchase an aggregate of 1,117,762 shares of common stock were granted to employees, including the Named Executive Officers during the fiscal year ended March 31, 2004. Each Option for each Named Executive Officer was granted on July 25, 2003, and for those options expiring in 2013, vests according to the following schedule: the option may not be exercised at all during the first year from the date of grant. After one year, 25% of the option becomes vested and exercisable. Thereafter, the option may be exercised as to an additional approximately 1/16 of the underlying shares on the first day following each subsequent quarter until fully vested. The options expiring in 2010 were partially vested upon issuance, with the balance vesting at various dates through October 2005. All of the options expiring in 2013, and a portion of the options expiring in 2010, were forfeited upon the termination of all employees, including the Named Executive Officers, on January 28 or February 1 2004, and the balance of the options expired 90 days following such dates.

Aggregated Option Exercises in Fiscal 2004 and Fiscal 2004 Year-End Option Values

None of the Named Executive Officers exercised options during the fiscal year ended March 31, 2004. The following table includes the number of shares covered by both exercisable and unexercisable stock options as of March 31, 2004. Also reported are the values for “in the money” options which represent the positive spread between the exercise prices of any such existing stock options and $0.03, the closing price of the Company’s common stock on March 31, 2004.

Aggregate Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

	Exercise of Option into Common Stock during Fiscal Year		Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Shares Acquired	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Marcel van Heesewijk	—	—	125,163	3,863	—	—
Leo C. Klijn	—	—	162,568	3,738	—	—
Gary J. Davidson	—	—	292,569	4,363	—	—

Employment and Severance Agreements

In connection with Mr. Davidson’s acceptance of an employment offer, the Company agreed to pay Mr. Davidson a severance equal to six months salary in the event that Sean Maloy, the Company’s former Chief Executive Officer, and Mr. Davidson were both terminated for any reason other than for cause. On June 2, 1999, Mr. Davidson was granted options to purchase 75,000 shares of the Company’s common stock at the fair market value on the date of grant. In connection with his termination of employment in January 2004, Mr. Davidson’s 75,000 options mentioned above expired. Additionally, in connection with his termination of employment, the Company fulfilled its severance obligation in the form of payments for the achievement of certain performance goals established by the Board of Directors and agreed to by Mr. Davidson, and payments were made to Mr. Davidson in the aggregate amount of $90,000.

Directors’ Fees

Messrs. van Heesewijk and Khoury do not currently receive cash compensation for services that they provide as directors, although they may be reimbursed in accordance with the Company’s policy for expenses in connection with attending meetings of the Board.

During fiscal year 2004 prior to their resignation from the Board of Directors on January 28, 2004, Mr. Johan Vunderink and Mr. Lou Delmonico each received $1,750 for each regular meeting of the Board that they attended or participated in telephonically. Directors serving on committees of the Board received no additional compensation for committee meetings that they participated in on the same day as a regular meeting of the Board. However, for other meetings of the Board, which were generally telephonic, and for committee meetings that they participated in that did not coincide with a regular meeting of the Board, Messers. Vunderink and Delmonico received $250 per meeting. At the discretion of the Board of Directors, each non-employee director may be granted options under the Company’s Stock Incentive Plans. Such options are for the purchase of the Company’s common stock and generally vest 25% after one year, and 75% over the following three years. In fiscal year 2004, Messrs. Vunderink and Delmonico were granted options to purchase 48,275 and 78,275 shares, respectively, in July 2003. The Company may elect to pay additional cash compensation or grant additional options to directors in the future.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table sets forth, to the Company’s knowledge, certain information regarding beneficial ownership of the Company’s common stock as of June 10, 2004 by (i) each person or group who is known by the Company to own beneficially more than 5% of the outstanding shares of its common stock, (ii) each of the Company’s Directors, (iii) each of the Company’s Executive Officers and (iv) all of the Company’s current Directors and Executive Officers as a group:

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership(2)		Percent Ownership(3)
Marcel van Heesewijk	1,139,741	(4)	9.0%
Michael Khoury	10,520		*
St. Cloud Investments, Ltd. 2525 Michigan Avenue A-5 Santa Monica, CA 90404	6,594,929		47.8%
James E. Lineberger Lineberger & Co., LLC 1120 Boston Post Road Darien, CT 06820	661,523	(5)	5.2%
All Directors and Executive Officers as a group (2 persons)	1,150,261	(6)	9.0%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each stockholder is c/o SourcingLink.net, Inc., 2525 Michigan Avenue, Suite A5, Santa Monica, California 90404.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes exercisable or convertible on or before August 9, 2004 are deemed outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person or entity holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the Company understands that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3)	Percentage ownership is based on 12,698,794 shares of Common Stock outstanding as of June 10, 2004.

(4)	Includes shares subject to stock options that are exercisable on or before August 9, 2004 of 30,900 for Mr. van Heesewijk.

(5)	Includes 111,111 shares of Common Stock and 111,111 warrants for the purchase of Common Stock held by Mr. Lineberger in an irrevocable trust, and for which Mr. Lineberger disclaims voting or investment power.

(6)	Includes 30,900 shares subject to options exercisable on or before August 9, 2004.

The Company is not aware of any arrangements that may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of March 31, 2004. The Company’s stockholder approved equity compensation plans consist of the (i) Stock Option Plan, (ii) 1997 Stock Option Plan and (iii) 1999 Stock Option Plan. The Employee Stock Purchase Plan was also approved by the Company’s stockholders, and is listed separately below. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of March 31, 2004 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2004 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,057,071	$1.46	967,628
Employee Stock Purchase Plan	—	—	97,643
Equity compensation plans not approved by security holders	—	—	—
Total	1,057,071	$1.46	1,065,271

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

See “ITEM 10. EXECUTIVE COMPENSATION — Employment and Severance Agreements” and “— Directors’ Fees” for a description of certain arrangements and transactions with executive officers and directors.

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

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	The following financial statements of SourcingLink.net, Inc. and its subsidiary are included on pages F-2 through F-20.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of March 31, 2004 and 2003
Consolidated Statements of Operations for the fiscal years ended March 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules for the fiscal years ended March 31, 2004 and 2003:

Schedule II - Valuation and Qualification Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits: The list of exhibits on the Form 10-KSB Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K:

On February 17, 2004, SourcingLink filed a Form 8-K that, among other things, announced that SourcingLink had abandoned plans to take the company private and begun negotiations to sell its assets.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to SourcingLink by Hutchinson & Bloodgood LLP for professional services rendered for the fiscal year ended March 31, 2004, and by PricewaterhouseCoopers LLP for the fiscal year ended March 31, 2003:

Fee Category	Fiscal 2004 Fees – Hutchinson & Bloodgood LLP	Fiscal 2003 Fees – PricewaterhouseCoopers LLP
Audit Fees	$40,000	$83,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	$3,768	—

Total Fees	$43,768	$83,000

Audit Fees Consists of fees billed for professional services rendered for the audit of SourcingLink’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the SourcingLink’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations related to the Sarbanes-Oxley Act and consultations concerning financial accounting and reporting standards.

Tax Fees Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance related to state tax incentives.

All Other Fees Consists of all other non-audit services, including fees related to SEC filings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCINGLINK.NET, INC. (Registrant)

Dated: June 25, 2004	/s/ MARCEL VAN HEESEWIJK
Marcel van Heesewijk Chairman of the Board of Directors

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

In accordance with the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of June, 2004.

SIGNATURE	TITLE

/s/ MARCEL VAN HEESEWIJK Marcel van Heesewijk	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ MICHAEL KHOURY Michael Khoury	President

S-1

SOURCINGLINK.NET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SourcingLink.net, Inc.:

We have audited the accompanying balance sheet of SourcingLink.net, Inc. as of March 31, 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SourcingLink.net, Inc. as of March 31, 2004, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has an accumulated deficit and has ceased its operating activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	Hutchinson & Bloodgood LLP

Hutchinson & Bloodgood LLP

San Diego, California

June 21, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SourcingLink.net, Inc.:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of SourcingLink.net, Inc. and its subsidiary at March 31, 2003, and the results of their operations and their cash flows for each of the two years ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended March 31, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has an accumulated deficit and has continued to use cash in its operating activities which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California

June 19, 2003

SOURCINGLINK.NET, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$8,000	$1,346,000
Accounts receivable (net of allowance for doubtful accounts of $24,000 and $7,000 at March 31, 2004 and 2003, respectively)	19,000	171,000
Other current assets	21,000	59,000

Total current assets	48,000	1,576,000
Property and equipment, net	—	129,000
Other non-current assets	—	46,000

Total assets	$48,000	$1,751,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$195,000	$733,000
Note payable to related party	25,000	—
Deferred revenue	—	146,000

Total current liabilities	220,000	879,000
Commitments and Contingencies (Notes 7 and 10)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001 per share	13,000	9,000
Authorized: 60,000,000 shares; issued and outstanding: 12,699,000 and 9,363,000 shares at March 31, 2004 and 2003, respectively
Additional paid-in capital	25,383,000	24,866,000
Accumulated deficit	(25,568,000)	(24,003,000)

Total stockholders’ equity (deficit)	(172,000)	872,000

Total liabilities and stockholders’ equity (deficit)	$48,000	$1,751,000

The accompanying notes are an integral part of these consolidated financial statements.

SOURCINGLINK.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2004	2003	2002
Revenue:
Professional Services	$1,021,000	$3,095,000	$3,613,000
Subscribers	160,000	185,000	59,000

	1,181,000	3,280,000	3,672,000

Cost of revenue:
Professional Services	522,000	1,015,000	1,130,000
Subscribers	132,000	197,000	228,000

	654,000	1,212,000	1,358,000

Gross profit	527,000	2,068,000	2,314,000

Operating expenses:
Selling, general and administrative	1,852,000	2,913,000	3,557,000
Product development	376,000	780,000	773,000

Total operating expenses	2,228,000	3,693,000	4,330,000

Operating loss	(1,701,000)	(1,625,000)	(2,016,000)
Other income (expense), net	(11,000)	85,000	(21,000)
Gain on sale of operating assets	142,000	—	—
Interest income	5,000	20,000	86,000

Net loss	$(1,565,000)	$(1,520,000)	$(1,951,000)

Net loss per common share (basic and diluted)	$(0.14)	$(0.16)	$(0.24)

Weighted average number of shares used in per share calculation (basic and diluted)	11,421,000	9,360,000	8,175,000

The accompanying notes are an integral part of these consolidated financial statements.

SOURCINGLINK.NET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	CUMMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	TOTAL STOCK- HOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNTS
Balance at March 31, 2001	8,135,000	$8,000	$24,127,000	$(20,532,000)	$87,000	$3,690,000
Proceeds from private placements	1,211,000	1,000	625,000			626,000
Shares issued under ESPP	11,000		7,000			7,000
Net loss for the year				(1,951,000)		(1,951,000)

Balance at March 31, 2002	9,357,000	9,000	24,759,000	(22,483,000)	87,000	2,372,000
Shares issued under ESPP	6,000		1,000			1,000
Stock-based compensation			106,000			106,000
Translation adjustment					(87,000)	(87,000)
Net loss for the year				(1,520,000)		(1,520,000)

Balance at March 31, 2003	9,363,000	9,000	24,866,000	(24,003,000)	—	872,000
Proceeds from private placement	3,333,000	4,000	457,000			461,000
Contribution of capital as a result of contingency/guarantee in amended note payable agreement with related party			60,000			60,000
Shares issued under ESPP	3,000					—
Net loss for the year				(1,565,000)		(1,565,000)

Balance at March 31, 2004	12,699,000	$13,000	$25,383,000	$(25,568,000)	$—	$(172,000)

The accompanying notes are an integral part of these consolidated financial statements.

SOURCINGLINK.NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(1,565,000)	$(1,520,000)	$(1,951,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	81,000	395,000	341,000
Unrealized foreign exchange (gain) loss	—	(1,000)	2,000
Loss on retirement of fixed assets	7,000	3,000	2,000
Gain on sale of operating assets	(142,000)	—	—
Write-down of capitalized Web site development costs	—	121,000	—
Gain recognition on accumulated foreign currency translation adjustments in connection with liquidation of a subsidiary	—	(86,000)	—
Changes in operating assets and liabilities:
Accounts receivable	152,000	(110,000)	292,000
Other assets	84,000	8,000	76,000
Accounts payable and accrued liabilities	(538,000)	(70,000)	(317,000)
Deferred revenue	(79,000)	(184,000)	105,000

Net cash used in operating activities	(2,000,000)	(1,444,000)	(1,450,000)

Cash flows from investing activities:
Purchases of fixed assets	(17,000)	(147,000)	(323,000)
Proceeds from sale of operating assets	133,000	—	—
Proceeds from retirement of fixed assets	—	2,000	—
Purchases of short-term investments	—	—	(499,000)
Maturities of short-term investments	—	—	499,000

Net cash provided by (used in) investing activities	116,000	(145,000)	(323,000)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	461,000	1,000	633,000
Proceeds from note payable to related party	85,000	—	—

Net cash provided by financing activities	546,000	1,000	633,000

Effect of exchange rate changes on cash	—	—	(2,000)

Net decrease in cash and cash equivalents	(1,338,000)	(1,588,000)	(1,142,000)
Cash and cash equivalents, beginning of the period	1,346,000	2,934,000	4,076,000

Cash and cash equivalents, end of the period	$8,000	$1,346,000	$2,934,000

The accompanying notes are an integral part of these consolidated financial statements.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

SourcingLink.net, Inc. (“SourcingLink” or “the Company”) was founded in 1993 in France, and in 1994 the Company merged with a publicly-held corporation in the U.S., and reincorporated in Delaware. The Company moved its corporate headquarters from France to the U.S., and maintains its offices in Santa Monica, California.

During the third quarter of fiscal 2004, SourcingLink commenced an initiative to take the company private and obtain additional working capital in order to continue operations. However, when the principal investor in the proposed private placement of its equity securities notified its Board of Directors that it was not going to participate in this financing, the Board of Directors determined that there was a lack of sufficient funds to either complete the going private transaction or continue operations. In February 2004, SourcingLink’s Board of Directors voted to abandon the going private transaction and approved seeking a sale of its remaining assets.

Sale of Operating Assets

SourcingLink sold its operating assets and intellectual property and its two customer contracts in two separate transactions in March 2004 (collectively, the “operating assets sale”), and ceased its operating business at that time. SourcingLink’s fixed assets, software, intellectual property and customer contracts related to its Internet-based merchandise sourcing solution were sold to a European technology company. SourcingLink’s list of potential customers and certain Lotus Notes templates related to its professional services business were sold to a separate foreign company. The cash proceeds of the operating assets sale were received in March 2004 and totaled $133,000. The total gain on the operating assets sale was $142,000, which includes the cash proceeds of $133,000 plus gain recognition on the unamortized balance of deferred subscription revenue at the effective date of the sale of $67,000, less the net book value of assets sold of $58,000. In February 2004 the Company also received $85,000 from St. Cloud Investments, Ltd. (“St. Cloud”), a major shareholder in SourcingLink, in the form of a note payable. In conjunction with the operating assets sale, $60,000 of this note was made contingent upon SourcingLink’s receipt of additional purchase price payments from one of the buyers of the operating assets. Such additional purchase price is contingent on certain future customer and revenue levels from the buyer’s operation of the purchased assets. Based on the contingent nature of the repayment of the $60,000 portion of the note payable, and the related contingent additional purchase price that would be received from the buyer if the contingent portion of the note becomes due, the note payable was reduced and a $60,000 contribution to capital was recorded as of March 31, 2004. The cash proceeds of the operating assets sale and the note payable received to date were used to pay accounts payable and accrued expenses.

Prior to the operating assets sale, SourcingLink provided an Internet-based hosted solution for business-to-business merchandise sourcing, and professional services related to auction-based online merchandise procurement, to the retail industry.

Subsequent Events

On May 21, 2004, the Board of Directors of SourcingLink approved the filing of a complaint against Carrefour S.A. of Paris, France (“Carrefour”), and Oracle Corporation (“Oracle”) and GlobalNetXchange, LLC (“GNX”), both of California. The suit claims breach of contract and fraud against Carrefour, interference with contractual relations and prospective economic advantage against Oracle and GNX and a statutory unfair business practices claim against all defendants. The complaint alleges that Carrefour breached its obligations under a December, 1999 Letter Agreement, and breached its obligations under a second agreement dated March, 2000 and practiced fraud upon SourcingLink, causing general damages in each instance and punitive damages under the fraud claim. Oracle and GNX are sued for general damages for interfering with SourcingLink’s contracts with Carrefour plus punitive damages. SourcingLink seeks to recover total damages, including incidental, consequential, exemplary and punitive damages, in excess of $382 million. While SourcingLink believes firmly in the merits of its claims, at this stage, SourcingLink is unable to predict the outcome of this litigation or its ultimate effect, if any, on SourcingLink’s financial condition.

Also on May 21, 2004, the Board of Directors approved a financing through the sale and issuance of up to $1.3 million of convertible promissory notes (the “Notes”). The Notes are convertible into shares of SourcingLink’s common stock, based on a conversion price of $0.022 on the maturity date of each Note. The proceeds from the

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

financing will be used to pay for the legal fees and expenses incurred in connection with the Carrefour lawsuit. As a part of this financing, St. Cloud and SourcingLink have agreed to subsume the note payable to St. Cloud at March 31, 2004, including the $60,000 that was contingent at that date, as described above, into, and make it a part of, the Notes. This increase in the liability that occurred after March 31, 2004 will be treated as a loan fee, and be expensed over the life of the loan. The Company received initial funding of $83,000 under the Notes in April 2004. However, SourcingLink cannot assure you that it will in fact obtain additional funding through such debt financing or a similar debt or equity financing on similar terms, or at all. Without this financing we will not be able to fund the Carrefour lawsuit with our existing working capital, as we will have no additional resources.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Product Development

All application development expenditures are expensed as incurred. In March 2000, Emerging Issues Task Force (“EITF”) 00-2 “Accounting for Web Site Development Costs” was released. EITF 00-2 provides guidance on how an entity should account for costs involved in Web site development, including planning, developing software to operate the Web site, graphics, content, and operating expenses. EITF 00-2 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with the Company’s Web site were recorded in accordance with EITF 00-2 with capitalized costs amortized on the straight-line method over a period of two years. Since October 2002, no Web site development costs have been capitalized by the Company based on the nature of the costs incurred. Development costs of $0, $80,000 and $242,000 were capitalized under EITF 00-2 guidelines in fiscal years 2004, 2003 and 2002, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment charge of $121,000 to write-off the remaining net book value of capitalized Web site development costs at March 31, 2003. See Note 3.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company’s net losses would have been increased to the pro forma amount indicated below for the years ended March 31, 2004, 2003 and 2002.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended March 31,
	2004	2003	2002
Net loss as attributed to common stockholders - as reported	$1,565,000	$1,520,000	$1,951,000
Stock based employee compensation under fair value based method	189,000	234,000	346,000

Net loss as attributed to common stockholders - pro forma	$1,754,000	$1,754,000	$2,297,000

Loss per share – as reported	$(0.14)	$(0.16)	$(0.24)

Loss per share – pro forma	$(0.15)	$(0.19)	$(0.28)

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options vesting periods using an accelerated graded method in accordance with Financial Accounting Standards Board Interpretation 28.

The fair value of options granted was $0.06 in fiscal year 2004, and ranged from $0.15 to $0.23 in fiscal year 2003, and from $0.25 to $1.10 in fiscal year 2002. The fair value of option grants for the Option Plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.10%	4.48%	4.70%
Expected life	5 years	5 years	5 years
Expected volatility	200%	200%	135%
Expected dividend yield	0.0%	0.0%	0.0%

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

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its major customers, does not require collateral, and maintains reserves for potential credit losses on customer accounts when deemed necessary. Financial instruments that are potentially subject to a concentration of credit risk for the Company consist of cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with financial institutions in the United States. Short-term investments are placed through an investment advisor in highly liquid, high-credit-quality commercial paper. One customer headquartered in France represented 57%, 85% and 94% of revenues in fiscal years 2004, 2003 and 2002, respectively. The Company completed the services portion of its three-year, $9 million agreement with Carrefour in fiscal year 2004. Two customers represented 57% and 30% of accounts receivable at March 31, 2004, and three customers represented 57%, 16% and 15% of accounts receivable at March 31, 2003.

Allowance for Doubtful Accounts

Accounts receivable have been adjusted for all known uncollectible accounts. The Company establishes an allowance for uncollectible trade accounts receivable based on historical collections experience and management’s evaluation of collectibility of outstanding accounts receivable. Accounts over 90 days are written-off once all collection efforts have been exhausted.

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

Comprehensive Loss

There is no difference in comprehensive loss and net loss for the year ended March 31, 2004. For the periods of fiscal 2003 and 2002, the comprehensive loss was $1,607,000, and $1,951,000, respectively. The difference between comprehensive loss and net loss in fiscal years 2003 and 2002 is the inclusion of cumulative foreign currency translation adjustments.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The Financial Accounting Standards Board (“FASB”) ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on the Company’s results of operations and financial condition.

In May 2003, the FASB issued Financial Accounting Standard (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled in shares, the monitory value of which is fixed. Most of the guidance in FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The adoption of this statement had no effect on the Company’s financial statements.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s operating results or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The adoption of FIN 46 did not have any impact on the Company’s results of operations and financial condition.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for the Company beginning in the second quarter of fiscal year 2004. The adoption of this standard did not have a material impact on the Company’s financial statements.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Balance Sheet Detail

Property and Equipment:

	March 31,
	2004	2003
Furniture and equipment	$—	$541,000
Computer software	—	251,000
Leasehold improvements	—	39,000

	—	831,000
Less accumulated depreciation and amortization	—	(702,000)

	$—	$129,000

Depreciation and amortization expense for property and equipment was $81,000, $395,000 and $341,000 for fiscal years 2004, 2003 and 2002, respectively.

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

Accounts Payable and Accrued Liabilities:

	March 31,
	2004	2003
Accounts payable	$11,000	$270,000
Payroll and related taxes	—	225,000
Accrued legal and audit expenses	38,000	83,000
Other accrued expenses	146,000	155,000

	$195,000	$733,000

4. Stockholders’ Equity

Private Placements

On July 10, 2003, SourcingLink entered into an agreement with five institutional investors (collectively, the “Prior Investors”) to sell (i) an aggregate of 3,333,333 shares of its common stock at $0.15 per share and (ii) seven-year warrants to purchase up to an additional 366,667 shares of its common stock with an exercise price of $0.15 per share (as more particularly described below). The purchase price was determined in arms-length negotiations with the Prior Investors and consisted of $500,000 in cash and the surrender of previously-issued warrants to purchase 366,667 shares of common stock held by the Prior Investors. Net proceeds of $461,000 were received from this transaction, which closed on August 18, 2003.

Warrants

During August 2003, the Company issued warrants for 366,667 shares of common stock at a price of $0.15 per share and the surrender of previously-issued warrants to purchase 366,667 shares of common stock held by the investors as a part of a private placement. The warrants contained a call right in favor of SourcingLink for a period ending on June 30, 2004. Such call right, when exercised, requires the warrantholders to exercise the warrants for the number

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of shares of common stock specified by SourcingLink. The warrants are exercisable at any time until August 2010.

During March 2002, the Company issued warrants for 1,100,000 shares of common stock at a price of $0.75 per share, and a warrant for 111,111 shares of common stock at a price of $1.00 per share, as a part of two private placements. Of the 1,100,000 warrants, 366,667 warrants were cancelled as part of the August 2003 private placement, as described above. The remaining warrants are exercisable at any time until March 2009.

Warrants to purchase 15,000 shares of common stock at a price of $27.06 per share were issued in fiscal year 2001, and are exercisable at any time until January 4, 2005.

During August 1999, the Company issued a warrant for 50,319 shares of common stock, at a price of $6.40 per share as a part of a private placement. The warrant is exercisable at any time until August 10, 2004.

Certain warrants issued in fiscal year 2001 that related to sales, marketing and administrative matters were valued using the Black-Scholes model; the cost of these warrants was recognized as expense prior to April 1, 2001. The remaining warrants were in connection with the Company’s private placements; accordingly, these warrants were treated as a cost of the financings.

Capital shares reserved for future issuance are as follows at March 31, 2004:

Number of Shares
Warrants	1,276,430
Stock options	1,057,071

Total shares reserved for future issuance	2,333,501

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

In March 2004, SourcingLink sold its operating assets and intellectual property, and ceased its business operations. All employees of the Company were terminated at or around February 1, 2004. All employee options that were not vested were forfeited upon termination of the employee. The majority of the vested options expired 90 days after such termination according to the terms of the options. The effect these events had in shortening the contractual remaining life of the majority of the options is reflected in the tables below.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity under the Option Plans for fiscal years 2004, 2003 and 2002 is as follows:

		Options Outstanding
	Shares Available	Shares	Range of Exercise Prices Per Share	Aggregate Exercise Price
Balances at March 31, 2001	563,878	711,471	$0.438 - $16.00	$3,778,527
Shares authorized	750,000
Options granted	(718,823)	718,823	$0.28 - $1.25	592,174
Shares granted	(350)
Options canceled	409,086	(409,086)	$0.438 - $16.00	(2,216,025)

Balances at March 31, 2002	1,003,791	1,021,208	$0.28 - $12.52	2,154,676
Options granted	(341,700)	341,700	$0.15 - $0.24	56,655
Shares granted	(300)
Options canceled	527,046	(527,046)	$0.24 - $6.875	(497,515)

Balances at March 31, 2003	1,188,837	835,862	$0.15 - $12.52	1,713,816
Options granted	(1,117,762)	1,117,762	$0.06	67,066
Options canceled	896,553	(896,553)	$0.06 - $6.875	(233,871)

Balances at March 31, 2004	967,628	1,057,071	$0.06 - $12.52	$1,547,011

The following table summarizes information with respect to stock options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding at March 31, 2004	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2004	Weighted Average Exercise Price
$0.06 - $0.28	691,917	0.49	$0.10	657,960	$0.09
$0.41 - $0.94	79,063	0.08	$0.88	79,063	$0.88
$1.625 - $2.80	36,903	0.08	$1.71	36,903	$1.71
$3.00 - $4.00	116,000	0.32	$3.69	116,000	$3.69
$6.125 - $7.50	128,938	0.08	$6.73	128,938	$6.73
$12.00 - $12.52	4,250	0.08	$12.46	4,250	$12.46

	1,057,071	0.38	$1.46	1,023,114	$1.51

At March 31, 2003, options to purchase 366,621 shares of common stock were exercisable at a weighted average exercise price of $3.64.

Stock Purchase Plan

In May 1999, the company established its Employee Stock Purchase Plan (“the Employee Plan”). The Employee Plan permited substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The Company commenced offering shares under the Employee Plan in February 2000, and in the fiscal years ended March 31, 2004, 2003 and 2002, an aggregate of 2,000, 6,000 and 11,027 shares, respectively, were issued under the plan for aggregate proceeds to the Company of approximately $100, $1,000 and $7,000, respectively. At March 31, 2004, 97,643 shares are reserved for future issuance under the Employee Plan; however, the Company suspended further offerings under the Employee Plan as of January 2004.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Income Taxes

The Company has paid no income tax to date other than Delaware and California minimum franchise tax. Deferred tax assets arise from both net operating loss carryforwards and differences between the timing of deductions for tax purposes and expense for financial accounting purposes. The components of deferred tax assets consist of the following at:

	March 31,
	2004	2003	2002
Accrued expenses	$51,000	$135,000	$196,000
Allowance for doubtful accounts receivable	10,000	3,000	2,000
Set up costs and product development expenditures	425,000	400,000	360,000
Compensation related to stock options granted	4,000	4,000	9,000
Property and equipment	—	33,000	(77,000)
Net operating loss carryforwards	7,100,000	6,200,000	5,700,000

Total deferred tax asset	7,590,000	6,775,000	6,190,000
Valuation allowance	(7,590,000)	(6,775,000)	(6,190,000)

Net deferred tax asset	$—	$—	$—

A valuation allowance is provided due to the uncertainty surrounding the realization of the net deferred tax assets in view of the Company’s not having achieved profitable operations.

At March 31, 2004, the Company has available net operating loss carryforwards for federal and state tax purposes of approximately $19,600,000 and $6,900,000, respectively. Federal and state net loss carryforwards will begin to expire if unused in 2011 and 2005, respectively.

At March 31, 2004, the Company has approximately $220,000 of federal research and development credit carryforwards, which begin to expire if unused in 2011, and $160,000 of state research and development credit carryforwards.

Pursuant to sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited due to changes in ownership of more than 50%.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The difference between the statutory U.S. federal income tax rate on loss before income taxes and the Company’s effective tax rate is summarized as follows for fiscal years 2004, 2003 and 2002:

	Years Ended March 31,
	2004	%	2003	%	2002	%
Net loss	$(1,565,000)		$(1,520,000)		$(1,951,000)

Federal tax benefit at statutory rate	(548,000)	35.0%	(532,000)	35.0%	(683,000)	35.0%
State and foreign taxes	(25,000)	1.6%	(71,000)	4.7%	758,000	(38.9%)
Warrant and option costs	36,000	(2.3%)	—	—	164,000	(8.4%)
Effect of prior year liquidation of foreign subsidiary	(314,000)	20.1%	—	—	—	—
Other	36,000	(2.3%)	18,000	(1.2%)	8,000	(0.4%)
Increase (decrease) in valuation allowance	815,000	(52.1%)	585,000	(38.5%)	(247,000)	12.7%

Total provision	$—	—	$—	—	$—	—

7. Commitments

Note Payable to Related Party

In February 2004, the Company received cash of $85,000 upon entering into a note payable with St. Cloud Investments Ltd. (“St. Cloud”), a major shareholder in SourcingLink. Initially, the note was due on March 15, 2004, with no interest due on amounts paid on or before the due date. Interest at a rate of 10% was due on any unpaid amounts due through date of payment. In conjunction with SourcingLink’s sale of its operating assets in March 2004, $60,000 of the note payable, together with interest thereon at 4%, was made contingent upon SourcingLink’s receipt of additional purchase price payments from the buyer of the operating assets. Such additional purchase price is contingent on certain future customer and revenue levels from the buyer’s operation of the purchased assets. Based upon the contingent nature of the repayment of the $60,000 portion of the note payable, and the related contingent additional purchase price that would be received from the buyer if the contingent portion of the note becomes due, the note payable was reduced and a $60,000 contribution to capital was recorded as of March 31, 2004.

Subsequent to March 31, 2004, the Board of Directors approved a financing through the sale and issuance of up to $1.3 million of convertible promissory notes (the “Notes”). The Notes are convertible into shares of SourcingLink’s common stock, based on a conversion price of $0.022 on the maturity date of each Note. The proceeds from the financing will be used to pay for the legal fees and expenses incurred in connection with SourcingLink’s lawsuit against Carrefour, Oracle and GNX. As part of this financing, St. Cloud and the Company have agreed to subsume the note payable balance at March 31, 2004, including the $60,000 that is contingent, as described above, into, and make it a part of, the Notes.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating Lease Obligations

The Company leased its offices under an operating lease agreement expiring in fiscal year 2005. The agreement requires the Company to pay taxes, insurance, and maintenance expenses. The Company vacated the facility in March 2004 and has pursued settlement negotiations of the remainder of the lease term. Rental expense was approximately $297,000, $200,000 and $211,000 for fiscal years 2004, 2003 and 2002, respectively.

The annual minimum rental commitments under all non-cancelable operating lease arrangements at March 31, 2004 are as follows:

Fiscal year ending March 31, 2005	$85,000

8. Loss Per Share

Reconciliation of the numerator and denominator of both basic and diluted loss per share is as follows for fiscal years 2004, 2003 and 2002:

	Years Ended March 31,
	2004	2003	2002
Basic and diluted:
Weighted average shares outstanding	11,421,000	9,360,000	8,175,000

Shares used in calculating per share amounts	11,421,000	9,360,000	8,175,000

Net loss attributed to common stockholders	$1,565,000	$1,520,000	$1,951,000

Net loss per share attributed to common stockholders	$(0.14)	$(0.16)	$(0.24)

At March 31, 2004 the Company had 1,057,071 options and 1,276,430 warrants outstanding to purchase shares of common stock compared to 835,862 options and 1,280,015 warrants outstanding at March 31, 2003 and 1,021,208 options and 1,746,578 warrants outstanding at March 31, 2002. These were not included in the computation of diluted earnings per share because inclusion of the options and warrants was anti-dilutive.

9. Business Segment, Foreign Sales and Operations and Major Customers

The Company operates in a single industry segment and sells its hosted solutions and services primarily to the retail industry and its merchandise suppliers. The Company markets its solutions and services in the U.S. and foreign countries (mainly in Europe and Asia) through its sales organization and channel partnerships.

One customer headquartered in France represented 57%, 85% and 94% of revenues in fiscal years 2004, 2003 and 2002, respectively.

10. Contingencies

The Company is subject to a number of claims arising out of the conduct of its business. The Company believes that the results of the claims will not have a materially adverse effect on the Company’s financial condition.

SOURCINGLINK.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Cash Flow Disclosure

Supplemental disclosures of cash flow information are as follows for fiscal years 2004, 2003 and 2002:

	Years Ended March 31,
	2004	2003	2002
Cash transactions:
Cash paid during the year for taxes	$1,000	$1,000	$1,000

Non-cash transactions:
Reduction in note payable to related party through capital contribution	$60,000	$—	$—

12. Related Party Transactions

See Note 7 above for discussion of a note payable to a related party.

In February 2004 a list of potential customers and certain Lotus Notes templates related to the Company’s professional services business were sold to a foreign company. Our Chairman of the Board of Directors has voting rights in a minority of the equity securities of this foreign company. The cash proceeds of the sale were received in March 2004 and totaled $20,000.

FINANCIAL STATEMENT SCHEDULE

REQUIRED BY RULE 5-04 OF REGULATION S-X

SCHEDULE II

VALUATION AND QUALIFICATION ACCOUNTS

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Fiscal year ended March 31, 2004
Provision for doubtful accounts receivable	$7,000	$22,000	—	$5,000	$24,000

Deferred tax valuation allowance	$6,775,000	$815,000	—	—	$7,590,000

Fiscal year ended March 31, 2003
Provision for doubtful accounts receivable	$5,000	$2,000	—	—	$7,000

Deferred tax valuation allowance	$6,190,000	$585,000	—	—	$6,775,000

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of SourcingLink, as filed July 20, 1999 (incorporated by reference to Exhibit C to SourcingLink’s definitive proxy materials filed with the Commission on June 17, 1999 - the “1999 Proxy Statement”).

3.2	Bylaws (incorporated herein by reference to Exhibit 28(viii) to Form 8-K filed November 22, 1994).

10.1	Employment Agreement by and between SourcingLink and Dan Rawlings dated June 1, 2001 (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB filed August 14, 2001).*

10.2	Consulting Agreement by and between SourcingLink and L.A. Delmonico Consulting, Inc. dated May 1, 1998 (incorporated herein by reference to Exhibit 10.2 to Form 10-KSB filed June 22, 1999).*

10.4	Employment Agreement by and between SourcingLink and Gary Davidson dated April 30, 1999 (incorporated herein by reference to Exhibit 10.5 to Form 10-QSB filed November 16, 1999).*

10.5	Stock Option Plan (the “Stock Option Plan”) (incorporated herein by reference to Exhibit 10.5 to Form 10-KSB filed June 22, 1999).*

10.6	Form of Stock Option Agreement pertaining to the Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to Form 10-KSB filed June 22, 1999).*

10.7	1997 Stock Option Plan, as amended (the “1997 Option Plan”) (incorporated herein by reference to Exhibit 10.7 to Form 10-KSB filed June 22, 1999).*

10.8	Incentive Stock Option Agreement pertaining to the 1997 Option Plan (incorporated herein by reference to Exhibit 10.8 to Form 10-KSB filed June 22, 1999).*

10.9	Nonstatutory Stock Option Agreement pertaining to the 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to Form 10-KSB filed June 22, 1999).*

10.10	Form of Indemnification Agreement for Officers and Directors of SourcingLink.net (incorporated herein by reference to Exhibit 10.10 to Form 10-KSB filed June 22, 1999).*

10.13	1999 Stock Option Plan (incorporated by reference to Exhibit A to the 1999 Proxy Statement).*

10.14	Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the 1999 Proxy Statement).*

10.16	Bernardo Executive center Gross Office Lease dated August 25, 1999 between the Company and Bernardo Three Flags, Inc. including Amendment No. 1 dated October 4, 1999 (incorporated herein by reference to Exhibit 10.4 to Form 10-QSB filed November 15, 1999).

10.17	Letter Agreement dated December 8, 1999 between the Company and Carrefour, S.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB filed February 14, 2000) (portions omitted pursuant to a request for confidential treatment).

10.18	Services Agreement dated March 29, 2000 between the Company and Carrefour, S.A. (incorporated herein by reference to Exhibit 10.18 to Form 10-KSB filed June 19, 2000) (portions omitted pursuant to a request for confidential treatment).

10.19	Employment Agreement by and between SourcingLink and David Rowe dated October 19, 2001 (incorporated herein by reference to Exhibit 10.19 to Form 10-QSB filed February 14, 2003).*

10.20	Amendment No. 2 to Bernardo Executive center Gross Office Lease dated August 20, 2002 between the Company and Bernardo Three Flags, Inc. (incorporated herein by reference to Exhibit 10.20 to Form 10-QSB filed November 13, 2002).

23.1	Consent of Hutchinson and Bloodgood LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman of the Board of Directors (SourcingLink’s Principal Executive Officer and Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman of the Board of Directors (SourcingLink’s Principal Executive Officer and Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 13(a) of Form 10-KSB.