Form 10QSB
period 2004-06-30
SOURCINGLINK NET INC
filed 2004-10-18
CIK 825517

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004.

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ___________.

Commission File Number: 000-28391

SourcingLink.net, Inc.

(Exact name of small business issuer as specified in its charter)

DELAWARE	98-0132465

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2525 Michigan Avenue, Suite A5, Santa Monica, CA 90404

(Address of principal executive offices)

(310) 828-0211

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X YES NO

Shares of common stock outstanding as of October 1, 2004: 12,698,794 shares.

- 1 -

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements

SourcingLink.net, Inc.
Condensed Balance Sheets

	June 30, 2004	March 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,000	$8,000
Accounts receivable, net	-	19,000
Other current assets	5,000	21,000

Total current assets	8,000	48,000

Property and equipment, net	-	-
Other non-current assets	-	-

Total assets	$8,000	$48,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$190,000	$195,000
Notes payable to related party	168,000	25,000

Total current liabilities	358,000	220,000

STOCKHOLDERS' EQUITY
Common stock	13,000	13,000
Additional paid-in capital	25,383,000	25,383,000
Accumulated deficit	(25,746,000)	(25,568,000)

Total stockholders' equity	(350,000)	(172,000)

Total liabilities and stockholders' equity	$8,000	$48,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
Condensed Statements Of Operations
(Unaudited)

	Three months ended June 30,
	2004	2003

Revenue:
Professional services	$-	$484,000
Subscribers	-	43,000

	-	527,000

Cost of revenue:
Professional services	-	195,000
Subscribers	-	39,000

	-	234,000

Gross profit	-	293,000

Operating expenses:
Selling, general and administrative	118,000	567,000
Product development	-	98,000

Total operating expenses	118,000	665,000

Operating loss	(118,000)	(372,000)

Other expense, net	(60,000)	(1,000)
Interest income	-	2,000

Net loss	$(178,000)	$(371,000)

Net loss per share (basic and diluted)	$(0.01)	$(0.04)

Weighted average number of shares used in per share calculation (basic and diluted)	12,699,000	9,363,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(178,000)	$(371,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	27,000
Loan fee included in debt	60,000	-
Changes in operating assets and liabilities - net	30,000	74,000

Net cash used in operating activities	(88,000)	(270,000)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	83,000	-

Net cash provided by financing activities	83,000	-

Net decrease in cash and cash equivalents	(5,000)	(270,000)

Cash and cash equivalents, beginning of the period	8,000	1,346,000

Cash and cash equivalents, end of the period	$3,000	$1,076,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

THE FINANCIAL STATEMENTS AND ACCOMPANYING NOTES INCLUDED IN THIS FORM 10-QSB HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT PUBLIC ACCOUNTANTS AS REQUIRED BY RULE 310 (b) OF REGULATION S-B. IF OUR INDEPENDENT PUBLIC ACCOUNTANTS SUBSEQUENTLY REVIEW THIS REPORT, AND SHOULD ANY ADJUSTMENT(S) BE REQUIRED TO BE MADE TO THESE FINANCIAL STATEMENTS UPON ANY SUCH REVIEW, AN AMENDED FORM 10-QSB WILL BE FILED

1. Basis of presentation:

The interim condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The year-end balance sheet data at March 31, 2004 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2004.

2. Capital resources:

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred net losses from operations and at June 30, 2004, the Company had an accumulated deficit of approximately $25.7 million. For the quarter ended June 30, 2004, the Company had a net loss of $178,000 and operating cash outflows of $88,000, and for the fiscal year ended March 31, 2004, the net loss was $1,565,000 and the operating cash outflows were $2,000,000. Cash and cash equivalents at June 30, 2004 were $3,000.

3. Computation of net loss per share:

Net loss per share is presented on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the Company, dilutive potential shares of common stock consist of incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods, and for the period ended June 30, 2004, notes payable to a related party that are convertible into common stock.

Basic and diluted earnings (loss) per share are calculated as follows for the three months ended June 30, 2004 and 2003 (unaudited):
	Three months ended June 30,

Basic and diluted:	2004	2003

Net loss	$ (178,000)	$ (371,000)

Weighted average shares outstanding for the period	12,699,000	9,363,000

Net loss per share	$ (0.01)	$ (0.04)

At June 30, 2004, the Company had 292,950 options and 1,276,430 warrants outstanding to purchase shares of common stock compared to 1,057,071 options and 1,276,430 warrants outstanding at March 31, 2004. In addition, at June 30, 2004, the Company had Notes Payable to a related party of $168,000 that are convertible into common stock at a price of $0.022 per share and would result in the issuance of an additional 7,636,000 shares of common stock upon conversion. These options, warrants and notes payable that are convertible into common stock were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Report, including, without limitation, statements containing the words "may," "will," "believes," "anticipates," "plans," "expects" or the negative or other variations thereof or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risk Factors" below, and are discussed in more detail in the "Risks Related to Our Business" section of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

In March 2004, we sold our operating assets to a separate foreign company in order to continue our operations long enough to pursue litigation against Carrefour S.A. ("Carrefour"), Oracle Corporation and GlobalNetXchange, LLC ("the Carrefour lawsuit"). Our complaint was filed in San Diego Superior Court on June 2, 2004. Pursuit of the Carrefour lawsuit and fulfillment of regulatory and administrative requirements comprise our only activities at this time.

In order to fund the litigation, on May 21, 2004 our Board of Directors approved a financing through the sale and issuance of up to $1,300,000 of convertible promissory notes (the "Notes"). The Notes are convertible into shares of SourcingLink's common stock, based on a conversion price of $0.022 on the maturity date of each Note. As part of this financing, the Company agreed to subsume the note payable balance at March 31, 2004, including $60,000 that was contingent at that time, into, and make it a part of, the Notes, thereby resulting in a $60,000 loan fee, charged as "other expense, net," in the fiscal year 2005 first quarter results of operations. During the quarter ended June 30, 2004 only a small portion of the financing, in the amount of $83,000, has been completed. Continued financing, which is necessary to sustain the company through its lawsuit, is uncertain. We cannot assure that we will in fact obtain any additional funds through such debt financing on the proposed terms, or at all. Without this financing we will not be able to fund the Carrefour lawsuit with our existing working capital, as we will have no resources.

Accumulated Losses

From our inception in 1993 through June 30, 2004, we have incurred net losses of approximately $25,700,000. As a result of the accumulated losses, we have not recorded any provision for income taxes since inception. As of March 31, 2004, net operating loss carryforwards for United States federal income tax purposes were approximately $19,600,000. Under United States tax laws, the amounts of and benefits from this net operating loss may be impaired or limited in certain circumstances, for example, if there is a cumulative ownership change of more than 50% over a three-year period.

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

Results of operations for the three months ended June 30, 2004 and 2003

Revenue. We had no revenues during the three months ended June 30, 2004, compared to $527,000 of revenue in the three months ended June 30, 2003, prior to the sale of our operating assets in March 2004.

Expenses. In the three months ended June 30, 2004, our only expenses were general and administrative expenses of $118,000, and other expense, net, consisting of a loan fee recorded as an addition to related party notes payable, of $60,000, together comprising the $178,000 net loss for the period. This compares to selling, general and administrative expenses of $567,000, and total expenses of $665,000, in the three months ended June 30, 2003, prior to the sale of our operating assets.

Liquidity

Our cash and cash equivalents at June 30, 2004 were $3,000. Cash used in operating activities in the three months ended June 30, 2004 was $88,000. This includes $17,000 of cash receipts primarily from the collection of accounts receivable, and cash outlays of $105,000 primarily for general and administrative purposes consisting of legal costs related to the pursuit of the Carrefour lawsuit, conducting our year-end audit and filing our annual report with the Securities and Exchange Commission. Cash received from financing activities was $83,000, and consisted of funding under a convertible note to be used to finance pursuit of the Carrefour lawsuit.

RISK FACTORS

The outcome of the Carrefour lawsuit is uncertain. Although we seek to recover substantive total damages (including incidental, consequential, exemplary and punitive damages), and although we believe firmly in the merits of our claims, at this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

Financing is uncertain. As of the date hereof only a small portion of our debt financing, necessary to sustain us through the Carrefour lawsuit, has been completed. We cannot assure that we will in fact obtain any additional funds through such debt financing on the proposed terms, or at all. Without this financing we will not be able to fund the Carrefour lawsuit with our existing working capital, as we will have no resources.

The ability to trade our stock is uncertain. Our common stock is neither listed on any exchange nor on the Nasdaq system. Our common stock is reported on the OTC Bulletin Board. Because our shares are not listed on any exchange nor the Nasdaq system, they are subject to the regulations regarding trading in "penny stocks" which are those securities trading for less than $5.00 per share. An investor's ability to convert shares of our common stock into cash or to sell to a third party may be very limited. We make no guarantee that our current market-makers will continue to make a market in our securities, or that any market for our securities will continue.

Item 3	Controls and Procedures

The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chairman of the Board of Directors (Principal Executive Officer) and President (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chairman and President has concluded that the Company's disclosure controls and procedures, as of the period covered by this report, were effective in timely alerting them to material information required to be included in the Company's periodic filings under the Exchange Act.

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits
31.1	Chairman's Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	President's Certification, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman's Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	President's Certification, as required by Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K:
A Current Report on Form 8-K, dated June 2, 2004, was filed during the first quarter of 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 14, 2004	SourcingLink.net, Inc.

By: /s/ Marcel van Heesewijk Marcel van Heesewijk, Chairman, Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael Khoury Michael Khoury ,Director, President (Principal Financial Officer)

