Form 10QSB
period 2004-09-30
SOURCINGLINK NET INC
filed 2004-11-15
CIK 825517

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004.

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

X YES NO

Shares of common stock outstanding as of November 1, 2004: 12,698,794 shares.

- 1 -

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements

SourcingLink.net, Inc.
Condensed Balance Sheets

	September 30, 2004	March 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,000	$8,000
Accounts receivable, net	-	19,000
Other current assets	-	21,000

Total current assets	2,000	48,000

Property and equipment, net	-	-
Other non-current assets	-	-

Total assets	$2,000	$48,000

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$199,000	$195,000
Notes payable to related party	168,000	25,000

Total current liabilities	367,000	220,000

STOCKHOLDERS' EQUITY
Common stock	13,000	13,000
Additional paid-in capital	25,383,000	25,383,000
Accumulated deficit	(25,761,000)	(25,568,000)

Total stockholders' equity	(365,000)	(172,000)

Total liabilities and stockholders' equity	$2,000	$48,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
Condensed Statements Of Operations
(Unaudited)

	Three months ended September 30,		Six months ended September 30,

	2004	2003	2004	2003

Revenue:
Professional services	$-	$377,000	$-	$861,000
Subscribers	-	44,000	-	87,000

	-	421,000	-	948,000

Cost of revenue:
Professional services	-	205,000	-	400,000
Subscribers	-	32,000	-	71,000

	-	237,000	-	471,000

Gross profit	-	184,000	-	477,000

Operating expenses:
Selling, general and administrative	15,000	512,000	133,000	1,079,000
Product development	-	102,000	-	200,000

Total operating expenses	15,000	614,000	133,000	1,279,000

Operating loss	(15,000)	(430,000)	(133,000)	(802,000)

Other expense, net	-	(5,000)	(60,000)	(6,000)
Interest income	-	2,000	-	4,000

Net loss	$(15,000)	$(433,000)	$(193,000)	$(804,000)

Net loss per share (basic and diluted)	$-	$(0.04)	$(0.02)	$(0.08)

Weighted average number of shares used in per share calculation (basic and diluted)	12,699,000	10,923,000	12,699,000	10,143,000

The accompanying notes are an integral part of these condensed financial statements.

SourcingLink.net, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(193,000)	$(804,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	48,000
Loan fee included in debt	60,000	-
Loss on retirement of fixed assets	-	3,000
Changes in operating assets and liabilities - net	44,000	(191,000)

Net cash used in operating activities	(89,000)	(944,000)

Cash flows from investing activities:
Purchases of fixed assets	-	(17,000)

Net cash used in investing activities	-	(17,000)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	83,000	-
Net proceeds from issuance of common stock	-	466,000

Net cash provided by financing activities	83,000	466,000

Net decrease in cash and cash equivalents	(6,000)	(495,000)

Cash and cash equivalents, beginning of the period	8,000	1,346,000

Cash and cash equivalents, end of the period	$2,000	$851,000

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

1. Basis of presentation:

The interim condensed financial statements of SourcingLink.net, Inc. ("SourcingLink" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results of the Company for the interim periods. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The year-end balance sheet data at March 31, 2004 was derived from the audited financial statements.

This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2004.

2. Capital resources:

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred net losses from operations and at September 30, 2004, the Company had an accumulated deficit of approximately $25.8 million. For the six months ended September 30, 2004, the Company had a net loss of $193,000 and operating cash outflows of $89,000, and for the fiscal year ended March 31, 2004, the net loss was $1,565,000 and the operating cash outflows were $2,000,000. Cash and cash equivalents at September 30, 2004 were $2,000.

The Company is pursuing litigation against Carrefour S.A. ("Carrefour"), Oracle Corporation and GlobalNetXchange, LLC ("the Carrefour lawsuit"). The complaint was filed in San Diego Superior Court on June 2, 2004. Pursuit of the Carrefour lawsuit and fulfillment of regulatory and administrative requirements comprise the only activities of the Company at this time. In order to fund the litigation, in May 2004 the Company's Board of Directors approved a financing through the sale and issuance of up to $1,300,000 of convertible promissory notes (the "Notes"). During the quarter ended September 30, 2004, no funds were received under the Notes, and in the quarter ended June 30, 2004 only a small portion of the financing, in the amount of $83,000, was completed. Continued financing, which is necessary to sustain the Company through its lawsuit, is uncertain and there is no assurance that the Company will in fact obtain any additional funds through the debt financing. Without this financing, the Company will not be able to fund the Carrefour lawsuit with existing working capital.

3. Computation of net loss per share:

Net loss per share is presented on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the Company, dilutive potential shares of common stock consist of incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods, and for the period ended September 30, 2004, notes payable to a related party that are convertible into common stock.

Basic and diluted earnings (loss) per share are calculated as follows for the three and six month periods ended September 30, 2004 and 2003 (unaudited):

	Three months ended September 30,		Six months ended September 30,

Basic and diluted:	2004	2003	2004	2003

Net loss	$(15,000)	$(433,000)	$(193,000)	$(804,000)

Weighted average shares outstanding for the period	12,699,000	10,923,000	12,699,000	10,143,000

Net loss per share	$-	$(0.04)	$(0.02)	$(0.08)

At September 30, 2004, the Company had 292,950 options and 1,226,111 warrants outstanding to purchase shares of common stock compared to 1,057,071 options and 1,276,430 warrants outstanding at March 31, 2004. In addition, at September 30, 2004, the Company had Notes Payable to a related party of $168,000 that are convertible into common stock at a price of $0.022 per share and would result in the issuance of an additional 7,636,000 shares of common stock upon conversion. These options, warrants and notes payable that are convertible into common stock were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

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

In order to fund the litigation, on May 21, 2004 our Board of Directors approved a financing through the sale and issuance of up to $1,300,000 of convertible promissory notes (the "Notes"). The Notes are convertible into shares of SourcingLink's common stock, based on a conversion price of $0.022 on the maturity date of each Note. As part of this financing, the Company agreed to subsume the note payable balance at March 31, 2004, including $60,000 that was contingent at that time, into, and make it a part of, the Notes, thereby resulting in a $60,000 loan fee, charged as "other expense, net," in the fiscal year 2005 first quarter results of operations. During the quarter September 30, 2004 no funds were received under the Notes, and in the quarter ended June 30, 2004 only a small portion of the financing, in the amount of $83,000, was completed. Continued financing, which is necessary to sustain the Company through its lawsuit, is uncertain. We cannot assure that we will in fact obtain any additional funds through such debt financing on the proposed terms, or at all. Without this financing we will not be able to fund the Carrefour lawsuit with our existing working capital, as we will have no resources.

Accumulated Losses

From our inception in 1993 through September 30, 2004, we have incurred net losses of approximately $25,800,000. As a result of the accumulated losses, we have not recorded any provision for income taxes since inception. As of March 31, 2004, net operating loss carryforwards for United States federal income tax purposes were approximately $19,600,000. Under United States tax laws, the amounts of and benefits from this net operating loss may be impaired or limited in certain circumstances, for example, if there is a cumulative ownership change of more than 50% over a three-year period.

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

Results of operations for the three and six months ended September 30, 2004 and 2003

Revenue. We had no revenues during the three and six month periods ended September 30, 2004, compared to revenue of $421,000 and $948,000 in the three and six month periods ended September 30, 2003, respectively, prior to the sale of our operating assets in March 2004.

Expenses. In the three and six month periods ended September 30, 2004, our only expenses were general and administrative expenses of $15,000 and $133,000, respectively, and other expense, net, consisting of a $60,000 loan fee incurred in the first quarter of fiscal year 2005 that was recorded as an addition to related party notes payable. Together, these costs comprise the $193,000 of total expenses in the first six months of fiscal year 2005. This compares to selling, general and administrative expenses of $614,000 and $1,279,000, and total expenses of $619,000 and $1,285,000, in the three and six month periods ended September 30, 2003, respectively, prior to the sale of our operating assets.

Liquidity

Our cash and cash equivalents at September 30, 2004 were $2,000. Cash used in operating activities in the six months ended September 30, 2004 was $89,000. This includes $22,000 of cash receipts from the collection of accounts receivable and refunds of prepaid expenses, and cash outlays of $111,000 primarily for general and administrative purposes consisting of legal costs related to the pursuit of the Carrefour lawsuit, conducting our year-end audit and filing our annual report with the Securities and Exchange Commission. Cash received from financing activities was $83,000, and consisted of funding received in the first quarter of fiscal year 2005 under a convertible note, to be used to finance pursuit of the Carrefour lawsuit.

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

The Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chairman of the Board of Directors (Principal Executive Officer) and President (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chairman and President have concluded that the Company's disclosure controls and procedures, as of the period covered by this report, were effective in timely alerting them to material information required to be included in the Company's periodic filings under the Exchange Act.

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
None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2004	SourcingLink.net, Inc.

By: /s/ Marcel van Heesewijk Marcel van Heesewijk, Chairman, Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael Khoury Michael Khoury Director, President (Principal Financial Officer)

